Form 10-K
period 1998-12-31
MODTECH HOLDINGS INC
filed 1999-04-15
CIK 1075066

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the fiscal year ended DECEMBER 31, 1998

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from    N/A  to  N/A
                                     -----    -----

    Commission File No. 0-25161

                             MODTECH HOLDINGS, INC.
                     Successor Registrant to Modtech, Inc.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                         33-0825386
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

                  2830 BARRETT AVENUE, PERRIS, CALIFORNIA 92572
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (909) 943-4014

                            ------------------------

       Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes  X     No
            ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999 was $60,999,696. As of March 31, 1999, shares entitled to cast an aggregate of 12,622,158 votes were outstanding, including 12,622,158 shares of registrant's Common Stock.

Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered hereby are incorporated by reference in Part III of this Form 10-K report.

                                     PART I

Item 1. BUSINESS

GENERAL

The Company designs, manufactures, markets and installs modular relocatable classrooms and other modular buildings for commercial use. Based upon 1997 net sales, the Company believes that it is the largest manufacturer of modular relocatable classrooms in California. The Company's classrooms are sold primarily to California school districts and to third parties and the State of California principally for lease to California's school districts. The Company's products include standardized classrooms, as well as customized structures for use as libraries, gymnasiums, computer rooms and bathroom facilities. The Company believes that its modular structures can be substituted for virtually any part of a school. The Company's products are engineered and constructed in accordance with structural and seismic safety specifications adopted by the California Department of State Architects which regulates all school construction on public land, standards which are more rigorous than the requirements for other portable units.

As a result of net enrollment increases in California schools and budgetary constraints experienced by the State of California which limited the availability of funds for the addition of new classrooms over the last few years prior to 1996, California's schools are reported to be among the most crowded in the nation. As the State budget deficit has ameliorated, the legislature has increased funding for new classrooms in an effort to reduce the average number of students per class. State funding initiatives include funds from both (i) the State's operating budget, such as the $200 million allocated for construction or addition of classrooms out of the total of $822 million spent under the Class Size Reduction Program for the 1996-1997 school year and the $1.5 billion allocated for the 1997-1998 school year for both general operations and school facilities, and (ii) the sale of statewide bond issues, such as the $9.2 billion bond issue for school construction, including the addition of classrooms which was approved in November 1998. See "Business -- Legislation and Funding."

These factors have combined to increase the demand for modular relocatable classrooms, which cost significantly less and take much less time to construct and install than conventional school facilities, and which permit a school district to relocate the units as student enrollments shift. In addition, the Company's products provide added flexibility to school districts in financing the costs of adding classroom space, since modular relocatable classrooms are considered personal property which can be financed out of a district's operating budget in addition to its capital budget. In recognition of these advantages, California legislation currently requires, with certain exceptions, that 20% of all classroom space in the district, not just new space added, consists of relocatable classrooms. See "Business -- Legislation and Funding."

SPI MERGER. On February 16, 1999, Modtech, Inc. ("Modtech" or the "Company") and SPI Holdings, Inc., a Colorado corporation ("SPI") merged pursuant to the Agreement and Plan of Reorganization and Merger, dated as of September 28, 1998 (the "Merger Agreement"), between Modtech and SPI. SPI is a designer, manufacturer and wholesaler of commercial and light industrial modular buildings. Pursuant to the Merger Agreement, SPI merged with a subsidiary of Modtech Holdings, Inc. ("Holdings"), a newly formed Delaware corporation (the "SPI Merger"). Concurrently, Modtech merged with a separate subsidiary of Holdings (the "Modtech Merger"). Pursuant to the mergers, both SPI and Modtech became wholly owned subsidiaries of Holdings. The SPI Merger will be accounted for by the purchase method of accounting.

In connection with the SPI Merger, SPI stockholders received approximately $8 million in cash and approximately 4.3 million shares of Holdings Common Stock. Holdings refinanced approximately $32 million of SPI debt. In connection with the Modtech Merger, Modtech stockholders received approximately $40 million in cash, approximately 8.3 million shares of Holdings Common Stock and 388,939 shares of Holdings Series A Preferred Stock. In connection with both mergers, Holdings incurred a total of approximately $51 million of debt. See "Selected Financial Data -- Unaudited Pro Forma Combined Financial Statements."

COASTAL ACQUISITION. On March 22, 1999, Holdings purchased 100% of the stock of Coastal Modular Buildings, Inc. ("Coastal"). Coastal designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. Coastal is based in St. Petersburg, Florida. The acquisition will be accounted for by the purchase method of accounting.

INDUSTRY OVERVIEW

In recent years, the growth in population in California, both from births and from immigration, has led to increasing school enrollments. As a result, classrooms in many California school districts currently are reported to be among the most crowded in the nation, with an average of 29 students per class compared to a national average class size of 17. The California Department of Finance has estimated that student enrollment in grades kindergarten through 12 will increase by approximately 18% over the period from 1995 through 2005. Additionally, changes in population demographics have left many existing permanent school facilities in older residential areas with excess capacity due to declining enrollments, while many new residential areas are faced with a continuing shortage of available classrooms. Consequently, it has become necessary to add additional classrooms at many existing facilities, and to build a number of new schools.

The construction of new schools and the addition of classrooms at existing schools are tied to the sources and levels of funding available to California school districts. The availability of funding for new school and classroom additions, in turn, is determined in large measure by the amount of tax revenue raised by the State, the level of annual allocations for education from the State's budget which is determined by educational policies that are subject to political concerns, and the willingness of the California electorate to approve state and local bond issues to raise money for school facilities.

In 1978, California voters approved Proposition 13, which rolled back local property taxes (a traditional source of funding for school districts) and limited the ability of local school districts to raise taxes to finance the construction of school facilities. The passage of Proposition 13, coupled with growing student populations, has increased the need for local school districts to find ways to reduce the cost of adding classrooms. The California legislature has adopted several statutes designed to alleviate some of the problems associated with the shortage of classrooms and lack of local funding alternatives. For example, in 1976, California adopted legislation that through November 1998 required, with certain exceptions, that at least 30% of all new classroom space added using State funds must be relocatable structures. This requirement was satisfied through the purchase or lease of the Company's classrooms. See "Business -Legislation and Funding." Additionally, in 1979 the California legislature adopted legislation that provides for State funding for the purchase of relocatable classrooms that could be leased to local school districts.

As the number of students enrolled in California schools continued to increase throughout the 1990's, the State of California and California school districts experienced increasing budget shortfalls. The resulting shortage of funding available at both the State and local level led to declining sales of modular relocatable classrooms, by the Company and on an industry-wide basis. However, as the State budget deficit ameliorated, funding for modular relocatable classrooms began to increase. This growth was accelerated when the California Class Size Reduction Program was implemented in November 1996, the goal of which is to reduce class sizes to 20 students in public elementary schools at the kindergarten through third grade levels. For the 1996-1997 school year, the State spent $822 million under this program, including $200 million specifically for facilities, which may be relocatable classrooms. The total State funding under the Class Size Reduction Program for the 1997-1998 school year was approximately $1.5 billion for both general operations and school facilities. See "Legislation and School Funding."

When compared to the construction of a conventionally built classroom, modular classrooms offer a number of advantages, including, among others:

    Lower Cost                -- The cost of the Company's standard classroom
                                 may be as low as $29,000 installed, as compared to $80,000 to $100,000 for conventional construction of a comparable classroom;

    Shorter Construction      -- A modular classroom can be built and ready for
                                 occupancy in a shorter Time period of time than that required for state approval and construction of a conventional facility;

    Flexibility of Use        -- Modular relocatable classrooms enable a
                                 school district to use the units for short or long term needs and to move them if necessary to meet shifts in student populations; and

    Ease of Financing         -- As personal rather than real property, modular
                                 classrooms may be leased on a long or
                                 short-term basis from manufacturers and leasing companies. This allows school districts to finance modular classrooms out of both their operating and capital budgets.

MODULAR RELOCATABLE CLASSROOMS

The Company's modular relocatable classrooms are designed, engineered and constructed in accordance with structural and seismic safety specifications adopted by the California Department of State Architects, standards which are more rigorous than the requirements for other portable units. The Department of State Architects, which regulates all school construction on public land, has prescribed extensive regulations regarding the design and construction of school facilities, setting minimum qualifications for the preparation of plans and specifications, and reviews all plans for the construction of material modifications to any school building. Construction authorization is not given unless the school district's architect certifies that a proposed project satisfies construction cost and allowable area standards. The Company subcontracts with structural engineering firms to interface with each school district's architect or engineer to process project specifications through the Department of State Architects. The Company believes that the regulated environment in which the Company's classrooms are manufactured serves as a significant barrier to market entry by prospective competitors. See "Business -- Competition."

Conventional school facilities constructed by school districts using funds from the State Office of Public School Construction typically require two to three years for approval and funding. By contrast, factory-built school buildings like the Company's standard classrooms may be pre-approved by the State for use in school construction. Once plans and specifications for a given classroom have been pre-approved, school districts can thereafter include in their application to obtain State funds for new facilities a notification that they intend to use pre-approved, standardized factory-built classrooms. This procedure reduces the time required in the State's approval process to as little as 90 days, thereby providing an additional incentive to use factory-built relocatable classrooms. In all cases, continuous on-site inspection by a licensed architect or structural engineer is required during actual manufacture of the classrooms, with the school district obligated to reimburse the Department for the costs of such inspection.

The Company's classrooms are manufactured and installed in accordance with the applicable Department of State Architects building code, which supersedes all local building codes for purposes of school construction. The classrooms must comply with accessibility requirements for the handicapped, seismic and fire code requirements.

The Company manufactures and installs standard, largely pre-fabricated modular relocatable classrooms, as well as customized classrooms, which are modular in design, but assembled on-site using components manufactured by the Company together with components purchased from third party suppliers. The Company's classrooms vary in size from two modular units containing a total of 960 square feet to 20 units that can be joined together to produce a facility comprising 9,600 square feet. Larger configurations are also possible. Typical prices for the Company's standard classrooms range from $29,000 to $34,000, while prices for a custom classroom generally exceed $50,000, depending upon the extent of customization required.

The two basic structural designs for standard and custom modular classrooms are a rigid frame structure and a shear wall structure. The rigid frame structure uses a steel floor and roof system, supported at each corner with square steel tubing. These buildings have curtain walls to enclose the interior from the outside, and have the advantage of unlimited width and length. Rigid frame structures may be used for multipurpose rooms and physical education buildings as well as standard classrooms. Shear wall classrooms have a maximum width of 48 feet (four 12 foot modules) and a maximum length of 60 feet. These classrooms use the exterior and interior walls to produce the required structural strength and can be built at lower costs than rigid frame structures. The Company's most popular factory-built classroom is a rigid frame design, with two modules connected side by side to complete a 24 by 40 foot classroom.

Custom built classrooms, libraries and gymnasiums contain design variations and dimensions such as ceiling height, pitch, overall size and interior configuration. These units typically are not assembled at the factory but instead are shipped in pieces, including floors, walls and roofs, and assembled on-site. Contracts for custom built units may include the design, engineering and layout for an entire school or an addition to a school, and involve site preparation, grading, concrete and asphalt work and landscaping. Customized classrooms are generally more expensive and take longer to complete than the Company's standard classrooms.

The interior and exterior of all of the Company's modular classrooms can be customized by employing different materials, design features and floor plans. Most classrooms are open, but the interior of the buildings can be divided into individual rooms by permanent or relocatable partitions. The floor covering is usually carpet but may be linoleum or wood depending upon the intended use of the classroom. Interior wall material is usually vinyl covered firtex over gypsum board, while other finishes such as porcelain enamel or painted hardboard may be used in such places as restrooms and laboratories. Electrical wiring, air conditioning, windows, doors, fire sprinklers and plumbing are installed during the manufacturing process. The exterior of the units is typically plywood siding, painted to the customer's specifications, but other common siding material may also be applied.

CLASSROOM CUSTOMERS

The Company markets and sells its modular classrooms primarily to California school districts. The Company also sells its classrooms to the State of California and leasing companies, both of which lease the classrooms principally to California school districts. Sales of classrooms accounted for 94.2%, 98.1% and 97.7% of the Company's total net sales for the years ended December 31, 1996, 1997 and 1998. The Company's customers typically pay cash from general operating funds or the proceeds of local bond issues, or lease classrooms through banks, leasing companies and other private funding sources. See "Legislation and Funding."

Sales of classrooms to individual California school districts accounted for approximately 74.5%, 71.1% and 72.5%, respectively, of the Company's net sales during the years ended December 31, 1996, 1997 and 1998, with sales of classrooms to third party lessors to California school districts during these periods accounting for approximately 7.2%, 19.1% and 13.9%, respectively, of the Company's net sales. The mix of school districts to which the Company sells its products varies somewhat from year to year. Sales of classrooms directly to the State of California during 1998 represented approximately 11.3% of the Company's net sales for the period, compared to approximately 7.9% of the Company's 1997 net sales and approximately 12.5% of the Company's 1996 net sales. Sales of classrooms to private schools, day care providers and out-of-state customers accounted for less than one percent of the Company's net sales during the years ended December 31, 1996, 1997 and 1998. One of the lessors to which the Company sells classrooms for lease to California school districts is affiliated with the Company through common ownership by two of the Company's directors. During the years ended December 31, 1996, 1997 and 1998, sales of classrooms to this affiliated leasing company comprised approximately 2.9%, 2.2% and 2.1%, respectively, of the Company's net sales. See "Management -- Certain Transactions."

OTHER PRODUCTS

In addition to modular relocatable classrooms that are designed and manufactured in accordance with the California Department of State Architects standards, the Company also manufactures modular, portable buildings, which can be used as office facilities and construction trailers and for other commercial purposes. Currently, most of these non-classroom products are manufactured at the Patterson, California plant, which the Company acquired in 1996. During the years ended December 31, 1996, 1997 and 1998, sales of such modular, portable buildings to commercial customers accounted, in the aggregate, for approximately 5.8%, 1.9% and 2.3%, respectively, of the Company's net sales. The Company also manufactures a small number of modular structures that house and shelter electronic equipment used in the wireless telecommunications industry. During the years ended December 31, 1996, 1997 and 1998, sales of modular telecommunications equipment shelters, which are included above in sales to commercial customers, accounted for less than one percent of the Company's net sales for each period.

SALES AND MARKETING

At December 31, 1998 the Company's classroom sales force was divided into three marketing regions: Northern, Central and Southern California. At December 31, 1998 the Company employed three classroom salespersons, each of whom is compensated on a commission basis. These salespersons maintain contact with the individual school districts in their respective marketing regions on a quarterly basis. They are also in contact with architects and building inspectors employed by the school districts, as well as school officials who may be in a position to influence purchasing decisions.

Most of the Company's contracts are awarded on an open bid basis. The marketing process for many of the Company's contracts begins prior to the time the bid process begins. After the Company selects bids or contracts that it desires to pursue, the Company's marketing and engineering personnel interface directly with various school boards, superintendents or architects during the process of formulating bid or contract specifications. The Company prepares its bids or proposals using various criteria, including current material prices, historical overhead costs and a targeted profit margin. Substantially all of the Company's contracts are turnkey, including engineering and design, manufacturing, transportation, installation and necessary site work. Open bid contracts are normally awarded to the lowest responsible bidder.

A fourth salesperson is charged with increasing the Company's sales of buildings to the commercial and telecommunications markets. In addition, the Company has two additional salespeople whose focus is on the sale of classrooms in Nevada and Arizona, and to private schools and day care operators in California.

MANUFACTURING AND ON-SITE INSTALLATION

The Company uses an assembly-line approach in the manufacture of its standardized classrooms. The process begins with the fabrication of the steel floor joists. The floor joists are welded to steel frames to form the floor sub-assembly, which is covered by plywood flooring. Metal roof trusses and structural supports are fabricated separately and added as the unit progresses down the assembly-line. Installation of walls, insulation, suspended grid ceilings, electrical wiring, air conditioning, windows, doors, fire sprinklers, plumbing and chalkboards follow, with painting and finishing crews completing the process. Once construction of a standard classroom commences, the building can be completed in as little as three days. The construction of custom units on-site, from pre-manufactured components, is similar to factory-built units in its progressively-staged assembly process but may involve more extensive structural connections and finish work depending upon the size and type of building, and typically takes 30 to 60 days to complete.

The Company is vertically-integrated in the manufacture of its standardized modular classrooms, in that the Company fabricates substantially all of its own metal components at its facility in Perris, California, including structural floor and roof joists, exterior roof panels, gutters, down spouts, vents, ramps, stairs and railings. The Company believes that the ability to fabricate its own metal components helps it reduce the costs of its products and to control their quality and delivery schedules. The Company maintains a quality control system throughout the manufacturing process, under the supervision of its own quality control personnel and inspectors engaged by its customers. In addition, the Company tracks the status of all classrooms from sale through installation.

Completed standard classroom units, or components used in customized units, are loaded onto specially designed flatbed trailers for towing by trucks to the school building site. Upon arrival at the site, the units are structurally connected, or components are assembled, and the classroom is installed on its foundation. Connection with utilities is completed in the same manner as in conventional on-site construction. Installation of the modular classrooms may be on a separate foundation, or several units may be incorporated on a common foundation under a unified roof, so that upon installation they appear to be an integral part of an existing school facility or function as a larger building, such as a gymnasium or cafeteria.

The Company oversees installation of its modular classrooms on-site, using its own employees for job supervision as a general contractor and, whenever possible, for utility hook-ups and other tasks. In many custom projects, the Company performs or supervises subcontracted electrical, plumbing, grading, paving and foundation work, landscaping and other site preparation work and services. Sub-contractors are typically used for larger utility, grading, concrete and landscaping jobs. The Company has a general contractor's license in the State of California.

In addition to approvals by the Department of State Architects, licensed inspectors representing various school districts are on-site at each manufacturing facility of the Company to continuously inspect the construction of classrooms for structural integrity. On-site inspections after installation are also made by local fire departments for purposes of determining adequate accessibility.

At December 31, 1998 the Company had five manufacturing facilities. Two are located in Southern California, in Perris, California, which is approximately 60 miles east of Los Angeles. The Company has another two facilities near Lathrop, California. Lathrop is located approximately 75 miles east of San Francisco. The fifth manufacturing facility is located in Glendale, Arizona, which is located in the Phoenix Metropolitan area. At December 31, 1998, the Company had a total of five production lines in operation.

The standard contractual warranty for the Company's modular relocatable classrooms is one year, although it may be varied by contract specifications. Purchased equipment installed by the Company, such as air conditioning units, carry the manufacturers' standard warranty. Warranty costs have not been material in the past.

The Company believes that there are multiple sources of supplies available for all raw materials and equipment used in manufacturing its classrooms, most of which are standard construction items such as steel, plywood and wallboard.

BACKLOG

The Company manufactures classrooms to fill existing orders only, and not for inventory. As of December 31, 1998, the backlog of sales orders was approximately $25.0 million, down from approximately $71.0 million at December 31, 1997 and $58.0 million at December 31, 1998. Only orders, which are scheduled for completion during the following 12-month period, are included in the Company's backlog. The rate of booking new contracts can vary from month to month, and customer changes in delivery schedules can occur. For these reasons, among others, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

COMPETITION

The Company believes that, based upon 1997 net sales, it is the largest modular relocatable classroom manufacturer in California. However, the modular relocatable classroom industry is highly competitive, with the market divided among a number of privately-owned companies whose share of the market is smaller than that of the Company. The Company believes that the nature of the bidding process, the level of performance bonding required, and the industry's regulated environment serve as barriers to market entry, and that the expertise of its management gives it an advantage over competitors. Nevertheless, the Company believes that additional competitors may enter the market in the future, some of whom may have significantly greater capital and other resources than are available to the Company, and that competition may therefore increase.

The Company also believes that its expertise in site preparation and on-site installation gives it a competitive advantage over many manufacturers of higher-priced, customized modular units, while its vertically integrated, assembly-line approach to manufacturing enables the Company to be one of the low cost producers of standardized, modular relocatable classrooms in California. Unlike many of its competitors, the Company manufactures most of its own metal components which allows the Company to maintain quality control over these components and to produce them at a lower average cost than that at which they could be obtained from outside sources. The Company also believes that the quality and appearance of its buildings, and its reputation for reliability in completion of its contracts, enable it to maintain a favorable position among its competition.

The Company categorizes its current competition based upon the geographic market served (Northern California versus Southern California), as well as upon the relative degree of customization of products sold. Beyond a radius of approximately 300 miles, the Company believes that transportation costs typically will either significantly increase the prices at which it bids for given projects, or will substantially erode the Company's gross profit margins.

The primary competitors of the Company for standardized classrooms are believed to be Aurora Modular Industries in Southern California and American Modular Systems in Northern California. Profiles Structures, Inc. in Southern California and Design Mobile Systems in Northern California are the Company's primary competitors in the market for higher-priced, customized classrooms. Each of these four competitors is a privately-owned company.

PERFORMANCE BONDS

A substantial portion of the Company's sales require that the Company provide bonds to ensure that the contracts will be performed and completed in accordance with contract terms and conditions, and to assure that subcontractors and materialmen will be paid. In determining whether to issue a performance bond on behalf of the Company, bonding companies consider a variety of factors concerning the specific project to be bonded, as well as the Company's levels of working capital, shareholders' equity and outstanding indebtedness. From time to time the Company has had, and in the future may again encounter, difficulty in obtaining bonding for a given project. Although it has had no difficulty in obtaining the necessary bonding in the last twelve months, the Company believes that its difficulty in obtaining bonding for certain large projects from time to time in the past has been attributable to the Company's levels of working capital, shareholders' equity and indebtedness, and not to concerns about the Company's ability to perform the work required under the contract. To assist the Company in obtaining performance bonds in certain instances, the Company's executive officers have been required to indemnify the bonding companies against all losses they might suffer as a result of providing performance bonds for the Company.

REGULATION OF CLASSROOM CONSTRUCTION

In 1933, the California Legislature adopted the Field Act, which generally provides that school facilities must be constructed in accordance with more rigorous structural and seismic safety specifications than are applicable to general commercial buildings. Under the Field Act, the Department of General Services, through the Department of State Architects, has prescribed extensive regulations regarding the design and construction of school facilities, and reviews all plans for the construction of material modifications to any school building. Construction authorization is not given unless the school district's architect certifies that a proposed project satisfies construction cost and allowable area standards. In addition, the Field Act provides for the submittal of complete plans, cost estimates, and filing fees by the school district to the Department of General Services, for the adoption of regulations setting minimum qualifications for the preparation of plans and specifications, and the supervision of school construction by a licensed architect or structural engineer.

Additionally, California legislation provides that certain factory-built school buildings may be pre-approved by the State for use in school construction. Once plans and specifications for a given classroom have been pre-approved by the Department of General Services, school districts can thereafter include in their application to obtain State funds for new facilities a notification that they intend to use pre-approved, standardized factory-built classrooms. This procedure reduces the time required in the State's approval process thereby providing additional incentive to use factory-built relocatable classrooms. The Department of General Services provides for the continuous on-site inspection during actual manufacturing of the classrooms, with the school districts obligated to reimburse the Department for the costs of such inspection.

LEGISLATION AND FUNDING

The demand for modular relocatable classrooms in California is affected by various statutes. These statutes, among other things, prescribe the methods by which the Company's customers, primarily individual school districts, obtain funding for the construction of new school facilities, and the manner in which available funding is to be spent by the school districts.

In 1978, Proposition 13 was approved, which rolled back property taxes and limited the ability of local school districts to rely upon revenue from such taxes to finance the construction of school facilities. As a result, financing for new school construction and rehabilitation of existing schools by California school districts is currently provided, at the state level, by funds derived from general revenue sources or statewide bond issues, and, at the local level, by local bond issues and fees imposed on the developers of residential, commercial and industrial real property ("Developer Fees"). Historically, the primary source of financing for the purchase or lease of relocatable classrooms has been state funding.

STATE FUNDING. In November 1996, California implemented the Class Size Reduction Program in response to overcrowding in classrooms in the state and its assumed negative impact on learning. An additional impetus for the program was a study conducted by Tennessee State University which indicated that students in small classrooms outperformed their peers from larger classes at least through the eighth grade on standardized tests in math and reading. The goal of the California Class Size Reduction Program is to reduce public elementary school class sizes in kindergarten through the third grade. Under this program, schools that reduce class size to 20 students in those grades receive additional funds. For the 1996-1997 school year, a school district was entitled to receive $25,000 for each new classroom added which reduced the average class size for a specified grade level to 20 students or less. Among other ways new classrooms can quickly and inexpensively be added, school districts may reconfigure existing space to convert it to classrooms from other uses, or purchase or lease a modular relocatable classroom.

Until the adoption of the Class Size Reduction Program in 1996, the most important source of funding at the State level for new school facilities was through the issuance and sale of statewide general obligation bonds which are repaid out of the State's General Funds. Proposals to issue such bonds are placed on statewide ballots from time-to-time in connection with general or special elections, and require approval by a majority of the votes cast in connection with such proposals. As in the case of the Class Size Reduction Program, the State also may annually allocate funds from the State's budget for the support of school districts and community college districts.

AUTHORITY FOR BOND FINANCING. Under the School Building Lease -- Purchase Law of 1976, the State Allocation Board is empowered to purchase or lease school facilities using funds from the periodic issuance of general obligation bonds of the State of California. These purchased or leased school facilities may be made available by the State Allocation Board to school districts. Certain matching funds, usually derived from Developer Fees, are required to be supplied by the school districts seeking state funded facilities. If the school districts acquire relocatable structures using Developer Fees, the amount of the required matching funds is reduced by the cost of such facilities. This reduction in matching funds is intended to provide an incentive for school districts to lease relocatable classrooms. Prior to November 1998, as a condition of funding any project under this program, at least 30% of new classroom space to be added must be comprised of relocatable structures, unless relocatable structures are not available or special conditions of terrain, climate or unavailability of space make the use of relocatable structures impractical. In addition, State funds under this program are not available to school districts which are determined to have an adequate amount of square footage available for their student population.

Senate Bill 50, which was passed in November 1998 by the California Legislature, revised the School Building Lease - Purchase Law of 1976 by eliminating the requirement that at least 30% of all new classroom space being added using California state funds must be relocatable classrooms. In general, it replaced this provision with a requirement that, in order for school districts to increase the amount of funds to be received from developers in excess of the current statutory level, the school districts must show that 20% of all classroom space in the district, not just new space added, consists of relocatable classrooms. The bill also placed a $9.2 billion bond issue on the November 1998 ballot, which was approved by the voters. The bill allocates from the bond issue $2.9 billion for growth and new construction, and $2.2 billion for modernization and reconstruction through the year 2001. In addition, it allocates $700 million for class-size reductions to fully implement the program from kindergarten through third grade. The costs to implement the foregoing will include land acquisition costs, hiring of new teachers, remodeling of existing structures and construction of new permanent and relocatable structures. The bill does not designate the specific usage of funds, and the actual amount spent on relocatable classrooms will vary among school districts. Implementation of Senate Bill 50 began the third week of January 1999. The Company does not expect any significant change in its future operating results due to implementation of Senate Bill 50.

In response to the adoption of Proposition 13, the State of California adopted the California Emergency Classroom Law of 1979, pursuant to which the State Allocation Board may spend up to $35 million per year from available funds to purchase relocatable classrooms to be leased to school districts. Relocatable classrooms are not available to school districts under this program if the school district has available local bond proceeds that could be used to purchase classroom facilities, unless the district has approved projects pending under the School Building Lease-Purchase Law of 1976. The State has, in the past, funded this program primarily from the proceeds of statewide bond issues approved by voters.

BUDGET ALLOCATIONS. Proposition 98, which was approved in 1988, requires the State to allocate annually from the State's budget, for the support of school districts and community college districts, a minimum amount equal to the same percentage of funds as was appropriated for the support of those institutions in fiscal year 1986-87. While this requirement may be suspended for a given year by emergency legislation, it has the effect of limiting the ability of the California legislature to reduce the level of school funding from that in existence in 1986-87. The State raises the necessary funds through proceeds from the sale of statewide bond issues, income tax revenues and other revenues. A recent reduction in California's corporate tax rates, and a proposed reduction in personal income tax rates, may affect future levels of the State's income tax revenues.

LOCAL FUNDING. Local school districts in California have the ability to issue local general obligation bonds for the acquisition and improvement of real property for school construction. These bond issues require the approval of two-thirds of the voters in the district and are repaid using the proceeds of increases in local property taxes. A local school district may also levy Developer Fees on new development projects in the district, subject to a maximum rate set by state law. The Developer Fees can only be levied if the project can be shown to contribute to the need for additional school facilities and the fee levied is reasonably related to such need. In addition, California law provides for the issuance of bonds by Community Facilities Districts which can be formed by a variety of local government agencies, including school districts. These districts, known as "Mello-Roos" districts, can have flexible boundaries and the tax imposed to repay the bonds can be based on property use, acreage, population density or other factors.

OTHER LEGISLATION

California legislation adopted in 1989 provides that school districts which currently lease any building which does not meet the prescribed structural standards must have replaced nonconforming buildings with conforming ones by September 1, 1990. However, any district has the right to request a one-time waiver for a maximum of three years upon presentation of satisfactory evidence to the State Allocation Board that the district is proceeding in a timely fashion with a program that will eliminate the need for the nonconforming facilities within that time period. The State has authorized districts to renew these waivers through 2000 and may grant further waivers. The Company understands that a number of school districts have requested and been granted such waivers. Based upon information received by the State Allocation Board from school districts and provided to the Company, it is believed that there are approximately 4,500 trailers currently being used as classrooms by school districts throughout California that eventually must be replaced with conforming facilities by these school districts.

California has taken steps to encourage local school districts to adopt year-round school programs to help increase the use of existing school facilities and reduce the need for additional school facilities. School districts requesting state funding under the School Building Lease-Purchase Law of 1976 or the Emergency Classroom Law of 1979 discussed above must submit a study examining the feasibility of implementing in the district a year-round educational program that is designed to increase pupil capacity in the district or in overcrowded high school attendance areas. The feasibility study requirement is waived, however, if the district demonstrates that emergency or urgent conditions exist in the district that necessitate the immediate need for relocatable buildings. The demand for new school facilities, including relocatable classrooms, would be adversely affected in the event that a significant number of California school districts implemented year-round school programs. In addition, a significant increase in the level of voluntary or mandatory busing of students from overcrowded schools to schools with excess capacity could adversely affect demand for new school facilities.

ENVIRONMENTAL MATTERS

The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use and disposal of any hazardous materials used by the Company in connection with the manufacture of its products. Both the governmental regulations and the costs associated with complying with such regulations are subject to change in the future.

EMPLOYEES

At December 31, 1998, the Company had 481 employees, including 429 in manufacturing, 6 in sales, 17 in operations and 29 in general management and administration. The Company's employees are not represented by a labor union, and it has experienced no work stoppages. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

The Company's principal executive and administrative facilities are located in approximately 12,000 square feet of modular buildings at its primary manufacturing facility located in Perris, California. This manufacturing facility occupies twenty-five acres, with approximately 226,000 square feet of covered production space under roof, pursuant to a lease expiring in 2014. A second facility in Perris occupies approximately thirty acres, with approximately 120,000 square feet of covered production space under roof, pursuant to a lease expiring in 2014. This second facility also includes approximately 80,000 square feet under roof used as a metal working facility. The Company's third plant consists of a 400,000 square foot manufacturing facility on a 30-acre site in Lathrop, California that is leased through 2019. The fourth plant, which was leased for up to five years in October 1996, consists of approximately 50,000 square feet of manufacturing area on a 4-acre site in Patterson, California. The fifth plant consists of approximately 30,000 square feet of manufacturing area on a 4-acre site in Glendale, Arizona. The Company believes that its facilities are well maintained and in good operating condition, and meet the requirements for its immediately foreseeable business needs. Each of the Company's facilities at December 31, 1998, other than the Patterson plant and Arizona plant, are leased from an affiliate. See "Management -- Certain Transactions."

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time involved in various lawsuits related to its ongoing business operations, primarily collection actions or vendor disputes. In the opinion of management, no pending lawsuit will result in any material adverse effect upon the Company or its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was traded on the NASDAQ National Market System under the symbol "MODT" at December 31, 1998. The range of high and low sales prices for the common stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below, are as follows:


           Quarter Ended                High          Low
           -------------               ------        ------
             3/31/98                   29.125        19.125
             6/30/98                   23.688        18.500
             9/30/98                   20.500        16.000
            12/31/98                   20.250        13.000

On December 31, 1998, the closing sales price on The NASDAQ National Market for a share of the Company's Common Stock was $15.25. The approximate number of holders of record of the Company's Common Stock as of December 31, 1998, was 90.

DIVIDEND POLICY

The Company has not paid cash dividends on its Common Stock since 1990. The Board of Directors currently intends to follow a policy of retaining all earnings, if any, to finance the continued growth and development of the Company's business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon the Company's financial condition and results of operations and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected income statement and balance sheet data set forth below for the three years ended December 31, 1996, 1997 and 1998 have been derived from the audited financial statements of the Company included elsewhere herein. The selected income statement and balance sheet data set forth below for the years ended December 31, 1994 and 1995 have been derived from audited financial statements of the Company that are not included herein. The selected income statement and balance sheet data set forth below should be read in conjunction with those financial statements (including the notes thereto) and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" also included elsewhere herein.

                                                                    YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------------
                                                   1994          1995          1996          1997          1998
                                                ---------     ---------     ---------     ---------     ---------
INCOME STATEMENT DATA:

Net sales ..................................    $  20,355     $  19,386     $  49,886     $ 134,050     $ 127,620
Cost of goods sold .........................       17,766        16,401        42,629       107,367        97,765
                                                ---------     ---------     ---------     ---------     ---------
Gross profit ...............................        2,589         2,985         7,257        26,683        29,855
Selling, general and administrative expenses        1,554         1,613         2,345         5,156         4,739
Income from operations .....................        1,035         1,372         4,912        21,527        25,116
Interest income (expense), net .............         (471)         (387)         (422)         (909)        1,097
Other income (expense) .....................           42            (1)          (13)           92            25
                                                ---------     ---------     ---------     ---------     ---------
Income before income taxes .................          606           984         4,477        20,711        26,238
Provision for income taxes .................            4            19           208        (7,703)       (9,708)
                                                ---------     ---------     ---------     ---------     ---------
Net income .................................          602           965         4,269        13,008        16,530
                                                =========     =========     =========     =========     =========
Net income available for common
  stock(1) .................................    $     602     $     799     $   4,221     $  13,008     $  16,530
                                                =========     =========     =========     =========     =========
Basic earnings per common share(2) .........    $    0.19     $    0.25     $    0.77     $    1.47     $    1.68
Weighted average shares outstanding
  (in thousands)(2) ........................        3,209         3,170         5,461         8,854         9,857
Diluted earnings per common share(2) .......    $    0.11     $    0.14     $    0.47     $    1.31     $    1.50
Weighted average shares outstanding
  (in thousands)(2) ........................        5,294         6,712         9,041         9,898        10,988

                                                       AS OF DECEMBER 31,
                                      ---------------------------------------------------
                                        1994       1995       1996       1997      1998
                                      -------    -------    -------    -------    -------
 BALANCE SHEET DATA:
 Working capital .................    $ 4,403    $ 4,383    $14,069    $36,417    $52,129
 Total assets ....................     15,919     15,154     34,029     68,220     82,873
 Total liabilities ...............      7,900      6,411     18,716     20,177     17,777
 Long-term debt, excluding
   current portion................      4,400      3,590      7,844         --         --
 Shareholders' equity ............      8,019      8,743      8,743     48,043     65,097


                                                  YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------------------
                                 1994         1995         1996          1997          1998
                               --------     ---------    ---------     ---------     ---------
SELECTED OPERATING DATA:
Gross margin ..............      12.7%        15.4%          14.5%         19.9%         23.4%
Operating margin ..........       5.1%         7.1%           9.8%         16.1%         19.7%
Standard classrooms sold(3)       680          605          1,610         4,514         6,852
Backlog at period end(4) ..    $7,000       $4,100        $58,000       $71,000       $25,000

-----------------
(1) After deduction of preferred stock dividends paid or accrued of $166,000 and $48,000 for the years ended December 31, 1995 and 1996, respectively. All of the preferred stock was converted into common stock during 1996. See Note 11 of Notes to Financial Statements.

(2) Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". All prior periods have been restated accordingly.

(3) Determined by dividing the total square footage of floors sold during the year by 960 square feet, the floor area of a standard classroom. See "Business--Relocatable Modular Classrooms."

(4) The Company manufactures classrooms to fill existing orders only, and not for inventory. Backlog consists of sales orders scheduled for completion during the next 12 months.

UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

Following are the unaudited pro forma combined condensed balance sheet as of December 31, 1998 and the unaudited pro forma combined condensed income statements for the year ended December 31, 1998 and 1997 of Modtech, Inc. and SPI Holdings, Inc. These statements are based on the historical consolidated financial statements of Modtech, Inc. and SPI Manufacturing, Inc., combined, and are adjusted to give effect to the mergers. In addition, pro forma adjustments have been made for the acquisitions consummated by SPI prior to the merger. Certain reclassifications have been made to the historical financial statements to conform with this pro forma presentation.

The pro forma adjustments are based upon preliminary estimates, information currently available and certain assumptions that management believes are reasonable under the circumstances. Holding's actual consolidated financial statements will reflect the effects of the mergers on and after February 16, 1999 rather than the dates indicated above. The unaudited pro forma combined condensed financial statements neither purport to represent what the combined results of operations or financial condition actually would have been had the mergers, in fact, occurred on the assumed dates, nor to project the combined results of operations and financial position for any future period.

These statements should be read in conjunction with (i) Modtech Inc.'s historical financial statements and notes thereto included elsewhere herein, and (ii) Holdings' Joint Proxy Statement/Prospectus dated January 11, 1999 which is included in Holding's Registration Statement on Form S-4 filed with the Securities and Exchange Commission (Commission File No. 333-69033).

              UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                             AS OF DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                   HISTORICAL
                                -----------------            PRO FORMA   PRO FORMA
                                MODTECH      SPI    NOTES   ADJUSTMENTS  COMBINED
                                -------     -----   -----   -----------  ---------
Current assets:
Cash and cash equivalents       $40,142   $   259    (B)     $(36,289)    $  4,112
Contracts receivable, net        12,923     2,433                           15,356
Costs in excess of billings       3,823        --                            3,823
Inventories                       4,442     3,852                            8,294
Due from affiliates               2,389        --                            2,389
Income tax receivable             2,368       840                            3,208
Deferred tax asset                3,440       135    (C)         (135)       3,440
Other current assets                281     1,068    (T)         (745)         604
                                -------   -------            --------     --------
      Total current assets       69,808     8,587             (37,169)      41,226

Property and equipment, net      12,314     2,175                           14,489
Other assets:
  Deferred tax asset                 --        62    (C)          (62)          --
  Other assets                      751     3,521   (D,E)       1,494        5,766
  Costs in excess of net
    assets of business
    acquired, net                    --    33,560   (F,G)      95,391      128,951
                                -------   -------            --------     --------
                                $82,873   $47,905            $ 59,654     $190,432
                                =======   =======            ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and
  accrued liabilities           $10,541   $ 2,811    (H)     $    750     $ 14,102
Billings in excess of costs       7,138        --                            7,138
Revolving credit facility            --     4,524   (I,J)       1,576        6,100
Current portion of
  long-term debt                     --     4,914   (J,K)       1,086        6,000
                                -------   -------            --------     --------
   Total current liabilities     17,679    12,249               3,412       33,340
Deferred tax liability               97        --                               97
Long-term debt                       --    23,701   (J,K)      15,299       39,000
                                -------   -------            --------     --------
   Total liabilities             17,776    35,950              18,711       72,437
                                -------   -------            --------     --------
Stockholders' equity:
  Common stock                       99         6  (L,M,N)         21          126
  Preferred stock                    --    10,106   (L,N)     (10,102)           4
  Additional paid-in capital     39,854        --  (A,M,N)     52,867       92,721
  Retained earnings              25,144     1,843    (L)       (1,843)      25,144
                                -------   -------            --------     --------
     Total stockholders'
       equity                    65,097    11,955              40,943      117,995
                                $82,873   $47,905             $59,654     $190,432
                                =======   =======             =======     ========

              See the accompanying notes to the unaudited pro forma
                    combined condensed financial statements.

             UNAUDITED PRO FORMA COMBINED CONDENSED INCOME STATEMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                            HISTORICAL  PRO FORMA                PRO FORMA    PRO FORMA
                             MODTECH       SPI       NOTES      ADJUSTMENTS    COMBINED     NOTES
                            ----------  ---------    -----      -----------   ---------     -----
Net sales                    $127,620     $72,643                $             $200,263
Cost of goods sold             97,765      61,161                               158,926
                             --------     -------                ---------     --------
       Gross profit            29,855      11,482                       --       41,337
                             --------     -------                ---------     --------
Selling, general and
  administrative expenses       4,739       7,006     (F,G)          2,375       14,120
                             --------     -------                ---------     --------
       Income from
         operations            25,116       4,476                   (2,375)      27,217
Interest income (expense),
  net                           1,097      (3,795)  (D,E,J,O,P)       (306)      (3,004)
Other income                       25          38                                    63
                             --------     -------                ---------     --------
       Income before
         income taxes          26,238         719                   (2,681)      24,276
Income taxes                    9,708         787      (Q)            (122)      10,373
                             --------     -------                ---------     --------
       Net income (loss)     $ 16,530     $   (68)               $  (2,559)    $ 13,903
                             ========     =======                =========     ========

Basic earnings per share        $1.68                                             $1.09      (R)
                                =====                                             =====
Number of shares used in
  computing basic earnings
  per share                     9,857                                            12,622      (R)
                                =====                                            ======
Diluted earnings per share      $1.50                                             $0.94      (S)
                                =====                                             =====

Number of shares used in
  computing diluted
  earnings per share           10,988                                            14,845      (S)
                               ======                                            ======

              See the accompanying notes to the unaudited pro forma
                    combined condensed financial statements.


             UNAUDITED PRO FORMA COMBINED CONDENSED INCOME STATEMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                            HISTORICAL  PRO FORMA                PRO FORMA    PRO FORMA
                             MODTECH       SPI       NOTES      ADJUSTMENTS    COMBINED     NOTES
                            ----------  ---------    -----      -----------   ---------     -----
Net sales                    $134,050     $80,497                $             $214,547
Cost of goods sold            107,367      65,321                               172,688
                             --------     -------                ---------     --------
       Gross profit            26,683      15,176                       --       41,859
                             --------     -------                ---------     --------
Selling, general and
  administrative expenses       5,156       7,324     (F,G)          2,380       14,860
                             --------     -------                ---------     --------
       Income from
         operations            21,527       7,852                   (2,380)      26,999
Interest expense, net            (908)     (4,041)  (D,E,J,O,P)       (494)      (5,443)
Other income                       92         195                                   287
                             --------     -------                ---------     --------
       Income before
         income taxes          20,711       4,006                   (2,874)      21,843
Income taxes                    7,703       1,950      (Q)            (198)       9,455
                             --------     -------                ---------     --------
       Net income            $ 13,008     $ 2,056                $  (2,676)    $ 12,388
                             ========     =======                =========     ========

Basic earnings per share        $1.47                                             $0.97      (R)
                                =====                                             =====
Number of shares used in
  computing basic earnings
  per share                     8,854                                            12,622      (R)
                                =====                                            ======
Diluted earnings per share      $1.31                                             $0.83      (S)
                                =====                                             =====

Number of shares used in
  computing diluted
  earnings per share            9,898                                            14,845      (S)
                                =====                                            ======

              See the accompanying notes to the unaudited pro forma
                    combined condensed financial statements.

               NOTES TO THE UNAUDITED PRO FORMA COMBINED CONDENSED
                              FINANCIAL STATEMENTS

A. The unaudited pro forma combined condensed balance sheet has been prepared to reflect the acquisition of SPI for an estimated aggregate purchase price, including estimated transaction costs, of $105,648,000 which is subject to adjustment and is summarized as follows:

           Modtech Holdings Common Stock offered hereby......      $ 87,627,000
           Fair value of stock options offered hereby........         5,195,000
           Cash paid to SPI stockholders.....................         8,076,000
           Estimated acquisition costs.......................         4,750,000
                                                                   ------------
                         Total...............................      $105,648,000
                                                                   ============

B. To record net cash distribution resulting from the following transactions:

           Gross proceeds from New Term Loan.................      $ 45,000,000
           Gross proceeds from New Revolving Credit facility.         6,100,000
           Cash paid to SPI Stockholders.....................        (8,076,000)
           Cash distribution to Modtech Stockholders.........       (39,924,000)
           Retirement of SPI Indebtedness....................       (33,139,000)
           Payment of Estimated Debt Issuance Costs..........        (2,250,000)
           Payment of Estimated Merger Costs.................        (4,000,000)
                                                                   ------------
                 Net cash distribution.......................      $(36,289,000)
                                                                   ============

C. To eliminate current deferred tax assets of $135,000 and non-current deferred tax assets of $62,000 not available to the Company.

D. To eliminate unamortized SPI debt issuance costs of $756,000 and the related amortization expense of debt issuance costs of $178,000 and $170,000 for the year ended December 31, 1998 and 1997, respectively.

E. To record (i) estimated debt issuance costs of $2,250,000 to be amortized over the term of the New Term Loan and (ii) amortization of debt issuance costs of $450,000 for the fiscal year ended December 31, 1998 and 1997.

F. To record (i) $128,951,000 for the excess of the consideration paid over the preliminary estimate of the fair value of net liabilities assumed, to be amortized over 40 years and (ii) to record goodwill amortization of $3,224,000 for the year ended December 31, 1998 and 1997. The preliminary purchase price allocation of the SPI acquisition is as follows:

            Current assets...................................     $   7,707,000
            Property, plant & equipment......................         2,175,000
            Other tangible assets............................           189,000
            Identifiable intangible assets...................         2,576,000
            Current liabilities..............................        (2,811,000)
            Current portion of long-term debt................        (9,438,000)
            Long-term debt...................................       (23,701,000)
                                                                  -------------
               Net liabilities assumed.......................       (23,303,000)
                  Total Estimated Aggregate Purchase Price...      (105,648,000)
                                                                  -------------
            Goodwill.........................................     $ 128,951,000
                                                                  =============

G. To eliminate $33,560,000 of goodwill previously recorded by SPI and the related amortization expense of $849,000 and $844,000 for the year ended December 31, 1998 and 1997, respectively.

H. To record the recognition of liabilities related to certain merger costs.

I. To record the incurrence of $6,100,000 of indebtedness under a New Revolving Credit Facility, with an assumed effective interest rate of 7.5%, utilized to partially finance the cash portion of the Merger Consideration and pay certain related transaction costs.

J. To eliminate the $33,139,000 of SPI indebtedness, including $4,914,000 classified as current and $4,524,000 under the revolving credit facility, which will be retired by Modtech, and to eliminate the related interest expense of $3,798,000 and $4,046,000 for the year ended December 31, 1998 and 1997, respectively.

K. To record the assumed of $45,000,000 of indebtedness, including $6,000,000 classified as current, under a New Term Loan, with an assumed effective interest rate of 7.5%, utilized to partially finance the cash portion of the Merger Consideration, retire SPI indebtedness and to pay certain related transaction costs.

L. To eliminate the equity of SPI, which includes common stock of $6,000, preferred stock of $10,106,000 and retained earnings of $1,843,000.

M. To reflect the equity adjustments necessary to reflect the acquisition of SPI under the purchase method of accounting. Such adjustment had the effect of increasing common stock by $46,000 to record the common stock par value and increasing additional paid-in capital by $92,776,000.

N. To record the repurchase of Modtech common stock for $39,924,000 cash in connection with the Modtech Merger, resulting in a decrease of $39,909,000 to additional paid-in capital, a decrease of $19,000 to common stock and an increase of $4,000 to preferred stock.

O. To record interest expense on borrowings under the New Term Loan of $3,375,000 for the year ended December 31, 1998 and 1997, respectively. using an assumed effective interest rate of 7.5%. A 0.125% increase/decrease in the estimated interest rate incrementally increases/decreases income before income taxes by $56,000 for the year ended December 31, 1998 and 1997.

P. To record interest expense on borrowings under the New Revolving Credit Facility of $457,000 for the year ended December 31, 1998 and 1997 using an assumed effective interest rate of 7.5%. A 0.125% increase/decrease in the estimated interest rate incrementally increases/decreases income before income taxes by $7,600 for the year ended December 31, 1998 and 1997.

Q. To record the income tax effects of the pro forma adjustments at a pro forma effective tax rate of 40%.

R. Basic shares include 8,034,334 common shares assumed issued to former Modtech stockholders and 4,587,824 common shares assumed issued to former SPI stockholders. Net income is reduced by preferred dividends of $104,000 for the year ended December 31, 1998 and 1997.

S. Diluted shares include basic shares, preferred shares converted into common shares on a one-to-one basis and exercise of stock options reduced by the number of shares purchase with the proceeds.

T. To eliminate SPI merger costs as of December 31, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Since its inception in 1982, the Company's principal business has been the design, manufacture, marketing and installation of modular relocatable classrooms. The Company's primary customers consist of individual school districts located in California and the State of California. The need for new classrooms in California school districts is generally governed by the number of students per class, which is a function of the net migration of families into and out of school districts and the total number of new students entering the school system in any given year.

Specific provisions of California legislation govern the amount of the State's budget that must be directed toward the public school system. A portion of these funds may be allocated for the addition of new classrooms. In addition, the State can raise funds to build or add new classrooms through the issuance of general obligation bonds. See "Business -- Legislation and Funding."

In the early to mid 1990's, California suffered through a recession that resulted in statewide budgetary constraints. During this period, the amount of State funds available for the addition of new classrooms was severely limited. As a result, the Company experienced a decline in net sales in 1992 and 1993, and net sales in 1994 and 1995 were essentially the same as those generated in 1993. In response, the Company initiated a cost control program that included layoffs of approximately 80% of its staff as compared to the June 1991 work force, and temporarily closed its plant in Lathrop, California. In addition, the Chief Executive Officer of the Company agreed to a 50% salary reduction and each of the Company's other top management personnel agreed to a 10% salary reduction.

Due in large measure to the amelioration of the State budget crises and the realization that the need for new classrooms in California far exceeded supply, beginning in the second half of 1996 and continuing into 1997 and 1998, the State has increased the amount of funds targeted specifically for the addition of new classrooms. In November 1996, the State implemented the Class Size Reduction Program, the goal of which is to reduce public school class sizes in kindergarten through the third grade. For the 1996-1997 school year the State spent $822 million under this program, including $200 million specifically for facilities, which may be relocatable classrooms. Primarily as a result of the implementation of the Class

Size Reduction Program, the Company's net sales increased to $134.0 million in 1997 as compared to $49.9 million for the year ended December 31, 1996 and $19.4 million in 1995. In addition, a $9.2 billion school construction bond issue was approved in November 1998. $2.9 billion of the bond issue is allocated for growth and new construction and $2.2 billion for modernization and reconstruction through the year 2001. It additionally allocated $700 million for class-size reductions to fully implement the program from kindergarten through third grade. See "Business -- Legislation and Funding." In response to the increased demand for its modular relocatable classrooms, the Company re-opened the Northern California Lathrop plant in 1997 and expanded its Southern California production capacity in Perris in 1998.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's statements of operations.

                             PERCENTAGE OF NET SALES

                                       YEARS ENDED DECEMBER 31,
                                      -------------------------
                                       1996      1997      1998
                                      ------    ------    -----
Net sales.........................    100.0%    100.0%    100.0%
Cost of sales.....................     85.5      80.1      76.6
                                      -----     -----     -----
Gross profit......................     14.5      19.9      23.4
Selling, general and
  administrative expenses.........      4.7       3.8       3.7
                                      -----     -----     -----
Income from operations............      9.8      16.1      19.7
Interest income (expense), net....     (0.8)     (0.7)      0.9
Other income......................       --        --        --
Income before income taxes........      9.0      15.4      20.6
Provision for income taxes........      0.4       5.7       7.6
                                      -----     -----     -----
Net income........................      8.6%      9.7%     13.0%
                                      =====     =====     =====


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net sales for the year ended December 31, 1998 decreased to $127.6 million, a decrease of $6.4 million, or approximately 4.8%, from $134.0 million in 1997. The decrease in 1998 was due in part to the fact that the California Legislature was more than two months late in passing the state budget. Additionally, there was a delay in allocating the funds from the $9.2 billion school construction bond issue which was passed in November 1998.

For the year ended December 31, 1998, gross profit was $29.9 million, an increase of $3.2 million, or approximately 11.9%, over 1997 gross profit of $26.7 million. Gross profit percentage of net sales increased to 23.4% in 1998 from 19.9% in 1997. The increase in gross profit as a percentage of net sales was primarily attributable to the realization of manufacturing efficiencies.

In 1998, selling, general and administrative expenses decreased to $4.7 million from $5.2 million, due to decreases in the number of employees and a decrease in selling costs. As a percentage of net sales, selling, general and administrative expenses decreased to 3.7% in 1998 from 3.8% in 1997.

Due to higher cash balance and reduced line of credit borrowing, the year ended December 31, 1998 reflects net interest income of $1,097,000, compared to net interest expense of $909,000 for the same period in 1997, a favorable increase of $2,006,000 or 220.7%.

The provision for income taxes was $9.7 million for the year ended December 31, 1998, compared to $7.7 million for 1997. The Company's effective tax rate decreased to 37.0% for the year ended December 31, 1998 from 37.2% for the year ended December 31, 1997. The effective tax rate in 1998 was positively impacted by a reduction in the federal valuation allowance. The effective tax rate in 1997 was positively impacted by the utilization for federal income tax purposes of net operating loss carryforwards generated in prior years.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net sales for the year ended December 31, 1997 increased to $134.0 million, an increase of $84.1 million, or approximately 169%, from $49.9 million in 1996. The increase in 1997 was due principally to the amelioration of the State of California budget deficit and the implementation during the year of the Class Size Reduction Program for kindergarten through third grade classes in California's public elementary schools.

For the year ended December 31, 1997, gross profit was $26.7 million, an increase of $19.4 million, or approximately 266%, over 1996 gross profit of $7.3 million. Gross profit percentage of net sales increased to 19.9% in 1997 from 14.5% in 1996. The increase in gross profit as a percentage of net sales was primarily attributable to the increased volume, utilization of a previously idle facility, and the realization of manufacturing efficiencies.

In 1997, selling, general and administrative expenses increased to $5.2 million from $2.3 million, due to increases in the number of employees and an increase in selling costs. However, as a percentage of net sales, selling, general and administrative expenses decreased to 3.8% in 1997 from 4.7% in 1996.

Due to increased volume and average borrowings outstanding, net interest expense increase from $422,000 in 1996 to $909,000 for 1997.

The provision for income taxes was $7.7 million for the year ended December 31, 1997, compared to $208,000 for 1996. The Company's effective tax rate increased to 37.2% for the year ended December 31, 1997 from 4.6% for the year ended December 31, 1996. The effective tax rate in 1996 was positively impacted by the utilization for federal income tax purposes of net operating loss carryforwards generated in prior years.

LIQUIDITY AND CAPITAL RESOURCES

Since the 1994 Financing described below, the Company has funded its operations and capital expenditures with cash generated internally by operations, supplemented by borrowings under various credit facilities. During the years ended December 31, 1996, 1997 and 1998, the Company's operations provided (used) cash in the amounts of approximately ($4.9 million), $2.0 million and $32.8 million, respectively. At December 31, 1998, the Company had approximately $40.1 million in cash.

The Company's revolving loan facility, which was scheduled to expire in September 2000, was paid off on December 4, 1998.

The Company had working capital of $14.1 million, $36.4 million and $52.1 million at December 31, 1996, 1997 and 1998, respectively. In 1998, current assets increased by $13.2 million, with an increase of $28.5 million in cash, an increase of $1.4 million in deferred tax assets and an increase of $1.3 million in due from affiliates, offset by a decrease of $8.6 million in contracts receivable and a decrease of $12.2 million in costs and estimated earnings in excess of billings. Current liabilities decreased by $2.5 million, with various accrued liabilities and current maturities of long-term debt decreasing by $1.9 million and $1.4 million, respectively, offset by a $0.7 million increase in accounts payable. In 1997, contracts receivable, costs and estimated earnings in excess of billings on contracts increased by $11.2 million and $6.9 million, respectively, as the Company's net sales increased significantly due to the implementation of the State's Class Size Reduction Program. Accrued liabilities increased by $6.1 million in 1997, also as a result of the increase in net sales.

Capital expenditures amounted to $2.0 million, $4.1 million and $2.1 million during the years ended December 31, 1996, 1997 and 1998, respectively. In 1996, the majority of expenditures were as a result of the re-opening of the Company's Lathrop, California Manufacturing facility. In 1997 and 1998, the majority of expenditures were related to the construction of an additional production line at one of its Perris, California facilities.

The Company had a $4.0 million Industrial Development Bond issued by the Industrial Development Authority of the County of San Joaquin, California, the net proceeds of which were used to partially finance the $6.0 million cost of construction of the Company's Lathrop, California facility. The loan was paid in full during 1998.

In May 1994, the Company raised net proceeds of approximately $2.7 million through the sale of 2,850,000 shares of Series A Preferred Stock to several private investors who are Selling Shareholders in this Offering (the "1994 Financing"). In April 1996, all of the Series A Preferred Stock was converted into 2,850,000 shares of Common Stock. In December 1996, warrants issued to the investors in connection with the 1994 Financing were exercised, resulting in cash proceeds to the Company of approximately $1.6 million and the issuance of 2,204,000 additional shares of Common Stock.

Management believes that the Company's existing product lines and manufacturing capacity will enable the Company to generate sufficient cash through operations, supplemented by periodic use of Holding's bank line of credit, to finance the Company's business over the next twelve months. However, additional cash resources may be required if the Company's rate of growth exceeds currently anticipated levels. Moreover, it may prove necessary for the Company to construct or acquire additional manufacturing facilities in order for the Company to compete effectively in new market areas or states which are beyond a 300 mile radius from one of its production facilities. The construction or acquisition of new facilities could require significant additional capital. For these reasons, among others, the Company may need additional debt or equity financing in the future. There can be, however, no assurance that the Company will be successful in obtaining such additional financing, or that any such financing will be available on terms acceptable to it.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Application of SFAS 133 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

YEAR 2000

The "year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. When the year 2000 begins, programs with such date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generating erroneous calculations or presenting information in an unusable format.

The Company is dependent on multiple computer servers and the third-party computer programs running on them to provide data in support of its accounting and engineering functions. In recognition of the potential year 2000 problem, in November 1997, the Company began a program to replace all of its existing engineering and accounting software with new software that is warranted by its vendors as being year 2000 compliant. The software replacement program was completed in November 1998 at a total cost of approximately $250,000. SPI's computer data is currently being transferred to the Company's computer system. The Company estimates that this transfer will be completed by the end of the second quarter of 1999 at a cost of approximately $100,000.

The Company has relationships with various third parties on whom it relies to provide goods and services necessary for the manufacture and distribution of its products. These include suppliers and vendors. As part of its determination of year 2000 readiness, the Company had identified material relationships with third-party vendors and is in the process of assessing the status of their compliance through the use of questionnaires. The Company expects this process will be completed by the second quarter of 1999 at a cost of approximately $100,000.

The total cost of the Company's year 2000 efforts, including hardware, software, related consulting costs, assessment of third-party compliance, and transfer of SPI data is estimated to be about $500,000, and is not material to the Company's financial statements.

The Company's construction materials are available through numerous independent sources. Due to the broad diversification of these sources, the risk associated with potential business interruptions as a result of year 2000 non-compliance by one or more sources is not considered significant.

The Company's primary customers are California school districts, each of which obtains its funds for paying the Company's invoices through the computer system operated by the State of California. If this system does not properly function after January 1, 2000, it could result in a temporary shutdown of portions of the state government, in which case, payment of the Company's invoices would be delayed, and new purchase orders may not be processed. If the shutdown lasted for more than 60 days, the Company would experience a severe cash shortage and a material decline in revenue during the period of the government shutdown. The cash shortage can be alleviated to some degree by borrowings from Holding's line of credit and by reductions in work force and possible temporary plant closures. The Company does not believe it can design or implement any other contingency plans that will mitigate the effects of such a government shutdown.

It is anticipated that the steps the Company has taken and is continuing to take deal with the year 2000 problem will reduce the risk of significant business interruption, but there is no assurance that this outcome will be achieved. Failure to detect and correct all internal instances of non-compliance or the inability of third parties to achieve timely compliance could result in the interruption of normal business operations which could, depending on its duration, have a material adverse effect on the Company's financial statements.

SEASONALITY

Historically, the Company's quarterly revenues have been highest in the second and third quarters of each calendar year because a large number of orders for modular classrooms placed by school districts require that classrooms be constructed, delivered and installed in time for the upcoming new school year which generally commences in September. The Company has typically been able to add employees as needed to respond to the corresponding increases in manufacturing output required by such seasonality to meet currently foreseeable increases in this seasonal demand. In addition, the Company's operating margins may vary on a quarterly basis depending upon the mix of revenues between standardized classrooms and higher margin customized classrooms and the timing of the completion of large, higher margin customized contracts.

INFLATION

During the past three years, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, along with the notes thereto and the report of Independent Certified Public Accountants thereon, required to be filed in response to this Item 8 are attached hereto as exhibits under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statement Schedules

1 & 2.  Index to Financial Statements

The following financial statements and financial statement schedules of the Company, along with the notes thereto and the Independent Auditors' Reports, are filed herewith, as required by Part II, Item 8 hereof.

Financial Statements

        Independent Auditors' Reports

        Consolidated Balance Sheets - December 31, 1997 and 1998

        Consolidated Statements of Income - For the Years Ended December 31, 1996, 1997 and 1998

        Consolidated Statements of Shareholders' Equity - For the Years Ended December 31, 1996, 1997 and 1998

        Consolidated Statements of Cash Flows - For the Years Ended December 31, 1996, 1997 and 1998

        Summary of Significant Accounting Policies

        Notes to Consolidated Financial Statements

Schedule Included - For the Years Ended December 31, 1996, 1997 and 1998

        Schedule II - Valuation and Qualifying Accounts

All other Financial Statement Schedules have been omitted because the required information is shown in the financial statements or notes thereto, the amounts involved are not significant, or the schedules are not applicable.

3.  Exhibits

Exhibit
Number                                            Name of Exhibit
------                                            ---------------
 3.1(1)        Certificate of Incorporation of Modtech Holdings, Inc.

 3.2(1)        Bylaws of Modtech Holdings, Inc.

10.1(2)        Modtech, Inc.'s 1996 Stock Option Plan.

10.2(3)        Transaction Advisory Agreement.

10.3(4)        Employment Agreement between the Company and Evan M. Gruber.

10.4(4)        Employment Agreement between the Company and Patrick Van Den Bossche.

10.5(4)        Employment Agreement between the Company and Michael G. Rhodes.

10.6(5)        Amendment to Loan and Security Agreement.

10.7(6)        Industrial Development Bond agreements.

10.8(6)        Lease between the Company and Pacific Continental Modular Enterprises,
               relating to the Barrett Street property in Perris, California.

10.9(6)        Lease between the Company and Gerald Bashaw, relating to the Morgan Street property in Perris, California.

10.10(6)       Lease between the Company and BMG, relating to the property in Lathrop, California.

10.11(6)       Form of Indemnity Agreement between the Company and its executive officers and directors.

10.12(3)       Financial Advisory Services Agreement.

10.13          Credit Agreement.

27             Financial Data Schedule

-------------
(1) Incorporated by reference to Modtech Holdings, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

(2) Incorporated by reference to Modtech, Inc.'s Registration Statement on Form S-8 filed with the Commission on December 11, 1996 (Commission File No. 333-17623).

(3) Incorporated by reference to Amendment No. 2 to Modtech Holdings, Inc.'s Registration Statement on Form S-4, filed with the Commission on January 11, 1999 (Commission File No. 333-69033).

(4) Incorporated by reference to Amendment No. 1 to Modtech Holdings, Inc.'s Registration Statement on Form S-4, filed with the Commission on December 15, 1998 (Commission File No. 333-69033).

(5) Incorporated by reference to Modtech, Inc.'s Registration Statement on Form S-1 filed with the Commission on October 9, 1997 (Commission File No. 333-37473).

(6) Incorporated by reference to Modtech, Inc.'s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-035239).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: APRIL 14, 1999                             MODTECH HOLDINGS, INC.,
                                                 a Delaware corporation

                                                 By: /s/ MICHAEL G. RHODES
                                                     ---------------------------
                                                     Michael G. Rhodes
                                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                    Capacities                     Date
----                                    ----------                     ----

/s/ EVAN M. GRUBER             Director, Chairman of the Board,    APRIL 14, 1999
-----------------------------  Chief Executive Officer
Evan M. Gruber


/s/ ROBERT W. CAMPBELL         Director                            APRIL 14, 1999
-----------------------------
Robert W. Campbell


/s/ DANIEL J. DONAHOE          Director                            APRIL 14, 1999
-----------------------------
Daniel J. Donahoe


/s/ CHARLES R. GWIRTSMAN       Director                            APRIL 14, 1999
-----------------------------
Charles R. Gwirtsman


/s/ CHARLES A. HAMILTON        Director                            APRIL 14, 1999
-----------------------------
Charles A. Hamilton


/s/ CHARLES C. McGETTIGAN      Director                            APRIL 14, 1999
-----------------------------
Charles C. McGettigan

/s/ PATRICK VAN DEN BOSSCHE    Director, President                 APRIL 14, 1999
-----------------------------
Patrick Van Den Bossche


/s/ MYRON A. WICK III          Director                            APRIL 14, 1999
-----------------------------
Myron A. Wick III

                  MODTECH, INC.

                  Annual Report - Form 10-K

                  Consolidated Financial Statements and Schedule

                  December 31, 1996, 1997 and 1998

                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Modtech, Inc.:


We have audited the accompanying consolidated balance sheets of Modtech, Inc. and subsidiary as of December 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modtech, Inc. and subsidiary as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Orange County, California
March 17, 1999

                                  MODTECH, INC.

                           Consolidated Balance Sheets

                           December 31, 1997 and 1998




                           ASSETS                             1997                1998
                                                          -----------         -----------

Current assets:
     Cash                                                 $11,628,851         $40,142,355
     Contracts receivable, less allowance for
     contract adjustments of $410,119 in 1997 and
        $429,107 in 1998 (note 2)                          21,510,146          12,923,491
     Costs and estimated earnings in excess
        of billings on contracts (notes 3 and 8)
                                                           16,020,986           3,823,364
     Inventories                                            3,931,505           4,441,537
     Due from affiliates (note 8)                           1,052,634           2,343,968
     Note receivable from affiliates (note 8)                  45,212              45,212
     Prepaid assets                                            83,585             261,525
     Income tax receivable                                    184,710           2,367,924
     Deferred tax asset (note 7)                            2,094,059           3,440,199
     Other current assets                                      42,274              18,502
                                                          -----------         -----------

               Total current assets                        56,593,962          69,808,077
                                                          -----------         -----------

 Property and equipment, net (note 4)                      11,229,163          12,313,675
 Other assets                                                 298,258             751,517
 Deferred tax asset (note 7)                                   98,874                  --
                                                          -----------         -----------

                                                          $68,220,257         $82,873,269
                                                          ===========         ===========


See accompanying notes to consolidated financial statements.

                                  MODTECH, INC.

                           Consolidated Balance Sheets

                           December 31, 1997 and 1998

      LIABILITIES AND SHAREHOLDERS' EQUITY                                                 1997                1998
                                                                                       -----------         -----------

Current liabilities:
     Accounts payable                                                                  $ 2,421,346         $ 3,126,185
     Accrued compensation                                                                3,616,498           2,665,231
     Accrued insurance expense                                                           1,470,725           1,410,887
     Other accrued liabilities                                                           3,237,255           3,338,717
     Income tax payable                                                                  1,017,027                  --
     Billings in excess of costs and estimated earnings on contracts (notes 3 and 8)
                                                                                         6,997,350           7,138,142
     Current note payable (note 5)                                                          42,185                  --
     Current maturities of long-term debt (note 6)                                       1,374,952                  --
                                                                                       -----------         -----------

               Total current liabilities                                                20,177,338          17,679,162
                                                                                       -----------         -----------

Deferred tax liability (note 7)                                                                 --              97,366
                                                                                       -----------         -----------

               Total liabilities                                                        20,177,338          17,776,528
                                                                                       -----------         -----------

Shareholders' equity:
     Common stock, $.01 par. Authorized 20,000,000 shares; issued and
        outstanding 9,819,959 and 9,871,409 in 1997 and 1998 (notes 10 and 11)              98,200              98,714
     Additional paid-in capital                                                         39,330,902          39,854,127
     Retained earnings                                                                   8,613,817          25,143,900
                                                                                       -----------         -----------

               Total shareholders' equity                                               48,042,919          65,096,741
                                                                                       -----------         -----------

Commitments and contingencies (notes 3, 8, 15 and 18)
                                                                                       -----------         -----------

                                                                                       $68,220,257         $82,873,269
                                                                                       ===========         ===========


See accompanying notes to consolidated financial statements.

                                  MODTECH, INC.

                        Consolidated Statements of Income

                  Years ended December 31, 1996, 1997 and 1998


                                                                   1996                   1997                   1998
                                                              -------------          -------------          -------------
Net sales (notes 8 and 13)                                    $  49,885,858          $ 134,050,485          $ 127,620,102

Cost of goods sold (note 8)                                      42,628,970            107,367,035             97,765,554
                                                              -------------          -------------          -------------

               Gross profit                                       7,256,888             26,683,450             29,854,548

Selling, general, and administrative expenses                     2,345,182              5,155,987              4,738,884
                                                              -------------          -------------          -------------

               Income from operations                             4,911,706             21,527,463             25,115,664
                                                              -------------          -------------          -------------

Other income (expense):
     Interest expense                                              (445,631)            (1,004,198)              (204,535)
     Interest income                                                 23,704                 95,551              1,301,952
     Other, net                                                     (13,116)                92,103                 25,146
                                                              -------------          -------------          -------------
                                                                   (435,043)              (816,544)             1,122,563
                                                              -------------          -------------          -------------

                Income before income taxes                        4,476,663             20,710,919             26,238,227

Income taxes (note 7)                                              (207,631)            (7,702,634)            (9,708,144)
                                                              -------------          -------------          -------------

                Net income                                    $   4,269,032          $  13,008,285          $  16,530,083
                                                              -------------          -------------          -------------

5% Convertible preferred stock dividend (note 11)                   (47,500)                    --                     --

                Net income available to common stock          $   4,221,532          $  13,008,285          $  16,530,083
                                                              =============          =============          =============

Basic earnings per common share (note 12)                     $        0.77          $        1.47          $        1.68
                                                              =============          =============          =============

Basic weighted-average shares outstanding (note 12)               5,461,007              8,853,786              9,857,422
                                                              =============          =============          =============

Diluted earnings per common share (note 12)                   $        0.47          $        1.31          $        1.50
                                                              =============          =============          =============

Diluted weighted-average shares outstanding (note 12)             9,041,084              9,897,935             10,988,302
                                                              =============          =============          =============


See accompanying notes to consolidated financial statements.

                                  MODTECH, INC.

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1996, 1997 and 1998



                                                                                                                     (ACCUMULATED
                                         5% CONVERTIBLE PREFERRED STOCK          COMMON STOCK           ADDITIONAL      DEFICIT)
                                         ------------------------------  ----------------------------    PAID-IN       RETAINED
                                            SHARES            AMOUNT        SHARES          AMOUNT       CAPITAL       EARNINGS
                                         ------------     ------------   ------------    ------------  ------------  ------------

Balance, December 31, 1995                  2,850,000     $  2,685,000      3,053,350    $     30,534  $ 14,643,627  $ (8,616,000)

Conversion of preferred stock (note 11)    (2,850,000)      (2,685,500)     2,850,000          28,500     2,656,500            --

Exercise of options and warrants                   --               --      2,746,086          27,460     2,320,867            --
Dividend (note 11)                                 --               --             --              --            --       (47,500)

Net income                                         --               --             --              --            --     4,269,032
                                         ------------     ------------   ------------    ------------  ------------  ------------

Balance, December 31, 1996                         --               --      8,649,436          86,494    19,620,994    (4,394,468)

Exercise of options, including tax
     benefit of $753,874
     (notes 7 and 10)                              --               --        170,523           1,706     1,119,890            --

Secondary offering - Net (note 16)                 --               --      1,000,000          10,000    18,590,018            --

Net income                                         --               --             --              --            --    13,008,285
                                         ------------     ------------   ------------    ------------  ------------  ------------

Balance, December 31, 1997                         --               --      9,819,959          98,200    39,330,902     8,613,817

Exercise of options,
     including tax benefit of
     $451,563 (notes 7 and 10)                     --               --         51,450             514       523,225            --

Net income                                         --               --             --              --            --    16,530,083
                                         ------------     ------------   ------------    ------------  ------------  ------------

Balance, December 31, 1998                         --     $         --      9,871,409    $     98,714  $ 39,854,127  $ 25,143,900
                                         ============     ============   ============    ============  ============  ============


See accompanying notes to consolidated financial statements.

                                  MODTECH, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1997 and 1998


                                                               1996           1997           1998
                                                          ------------   ------------   ------------

Cash flows from operating activities:
     Net income                                           $  4,269,032   $ 13,008,285   $ 16,530,083
     Adjustments to reconcile net income
         to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                       540,421      1,344,098      1,247,557
           Provision for contract adjustments                   (5,283)            --             --
           Loss (gain) on sale of equipment                     17,265         (9,177)        (1,500)
           (Increase) decrease in assets, net of
              effects from acquisition:
              Contracts receivable                          (7,135,702)   (11,200,285)     8,922,813
              Costs and estimated earnings
              in excess of billings                         (7,648,812)    (6,918,253)    12,197,622
              Inventories                                   (3,520,404)       235,195         54,579
              Amounts due from affiliates                      686,774       (298,567)    (1,291,334)
              Prepaids and other assets                        (12,947)        83,673       (543,045)
              Income tax receivable                                 --             --     (2,183,214)
              Deferred tax asset                                    --     (2,192,933)      (960,702)
           Increase (decrease) in liabilities,
              net of effects from acquisition:
              Accounts payable                               5,304,183     (3,988,076)       186,075
              Accrued compensation                           1,081,171      2,247,057       (974,453)
              Accrued insurance expense                        526,813        919,145        (59,838)
              Other accrued liabilities                        465,766      2,147,816        271,805
              Income tax payable                               184,919        813,010       (852,028)
              Deferred tax liability                                --             --         97,366
              Billings in excess of costs and earnings         388,448      5,849,300        140,792
                                                          ------------   ------------   ------------

                Net cash provided by (used in) operating
                  activities                                (4,858,356)     2,040,288     32,782,578
                                                          ------------   ------------   ------------

Cash flows from investing activities:
     Proceeds from sale of equipment                             5,550         60,604          1,500
     Purchase of property and equipment                     (1,958,303)    (4,071,968)    (2,125,613)
     Acquisition of subsidiary                                      --             --       (800,000)
                                                          ------------   ------------   ------------

               Net cash used in investing activities        (1,952,753)    (4,011,364)    (2,924,113)
                                                          ------------   ------------   ------------


                                   (Continued)

                                  MODTECH, INC.

                                                              1996               1997               1998
                                                         ------------       ------------       ------------

Cash flows from financing activities:
     Net principal borrowings (payments)
         under revolving credit lines                    $  4,353,843       $ (5,901,668)      $    (42,185)
     Principal payments on long-term debt                          --           (625,000)        (1,374,952)
     Net proceeds from issuance of common stock             2,348,327         19,721,614             72,176
     Declared dividends (note 11)                             (47,500)                --                 --
                                                         ------------       ------------       ------------

           Net cash provided by (used in) financing
             activities                                     6,654,670         13,194,946         (1,344,961)
                                                         ------------       ------------       ------------

           Net increase (decrease) in cash                   (156,439)        11,223,870         28,513,504


Cash at beginning of year                                     561,420            404,981         11,628,851
                                                         ------------       ------------       ------------

Cash at end of year                                      $    404,981       $ 11,628,851       $ 40,142,355
                                                         ============       ============       ============


See accompanying notes to consolidated financial statements.

                                  MODTECH, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         Modtech, Inc. and its majority owned subsidiary (the Company) design, manufacture, market and install modular relocatable classrooms and other modular buildings for commercial use.

         The Company's classrooms are sold primarily to California school districts. The Company also sells classrooms to the State of California and to leasing companies, who lease the classrooms principally to California school districts. The Company's modular classrooms include standardized units prefabricated at its manufacturing facilities, as well as customized units that are modular in design but constructed on site using components manufactured by the Company.

         In addition to modular relocatable classrooms, the Company also manufactures modular, portable buildings which can be used as office facilities and construction trailers and for other commercial purposes, including modular structures that house and shelter electronic equipment used in the wireless telecommunications industry.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the financial statements of Modtech, Inc. and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash, contracts receivable and note receivable, costs and estimated earnings in excess of billings on contracts, prepaid and other assets, accounts payable, accrued liabilities, billings in excess of estimated earnings on contracts and notes payable are measured at cost which approximates their fair value.

         CONSTRUCTION CONTRACTS

         Contracts are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete.

                                  MODTECH, INC.

         Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements.

         The current asset, "Costs and Estimated Earnings in Excess of Billings on Contracts," represents revenues recognized in excess of amounts billed. The current liability, "Billings in Excess of Costs and Estimated Earnings on Contracts," represents billings in excess of revenues recognized.

         The current contra asset, "Allowance for Contract Adjustments," is management's estimated adjustments to contract amounts due to disputes and or litigation.

         INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Inventories, generally include only raw materials, as any work-in-process or finished goods are accounted for in percentage of completion allocations.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line and accelerated methods over the following estimated useful lives:

               Leasehold improvements         15 to 31 years
               Machinery and equipment          5 to 7 years
               Trucks and automobiles           3 to 5 years
               Office equipment                 5 to 7 years


         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS HELD FOR DISPOSAL

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

         STOCK OPTION PLANS

         Prior to January 1, 1996, the Company accounted for stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recognized on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 123 (SFAS No.
         123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to

                                  MODTECH, INC.

         continue to apply the provision of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         EARNINGS PER SHARE

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

         INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         RECLASSIFICATION

         Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 presentation.


(2)      CONTRACTS RECEIVABLE

         Contracts receivable consisted of customer billings for:

                                                 1997               1998
                                             ------------       ------------
Completed contracts                          $  9,226,114       $  5,936,682
Contracts in progress                           9,444,794          5,134,815
Retentions                                      3,249,357          2,281,101
                                             ------------       ------------
                                               21,920,265         13,352,598
Less allowance for contract adjustments          (410,119)          (429,107)
                                             ------------       ------------

                                             $ 21,510,146       $ 12,923,491
                                             ============       ============


(3) COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS Net costs and estimated earnings in excess of billings on contracts consisted of:

                                  MODTECH, INC.

                                                                       1997                1998
                                                                  -------------       -------------
Net costs and estimated earnings on uncompleted contracts         $ 105,465,154       $  96,036,279
Billings to date                                                    (96,144,454)        (99,722,520)
                                                                  -------------       -------------
                                                                      9,320,700          (3,686,241)

Net under (over) billed receivables from completed contracts           (297,064)            371,463
                                                                  -------------       -------------

                                                                  $   9,023,636       $  (3,314,778)
                                                                  =============       =============

         These amounts are shown in the accompanying balance sheets under the following captions:

                                                                      1997               1998
                                                                 ------------       ------------

    Costs and estimated earnings in excess
         of billings on uncompleted contracts                    $ 15,832,818       $  3,372,864
    Costs and estimated earnings in
         excess of billings on completed contracts                    188,168            450,500
                                                                 ------------       ------------

         Costs and estimated earnings
           in excess of billings                                   16,020,986          3,823,364
                                                                 ------------       ------------

    Billings in excess of costs and estimated
         earnings on uncompleted contracts                         (6,512,121)        (7,059,106)
    Billings in excess of costs and
         estimated earnings on completed contracts                   (485,229)           (79,036)
                                                                 ------------       ------------

         Billings in excess of costs and estimated earnings        (6,997,350)        (7,138,142)
                                                                 ------------       ------------

                                                                 $  9,023,636       $ (3,314,778)
                                                                 ============       ============




(4)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net consists of:

                                                        1997               1998
                                                    ------------       ------------
Land                                                $         --       $    451,281
Leasehold improvements                                10,764,783         11,528,459
Machinery and equipment                                4,347,692          4,508,908
Trucks and automobiles                                   181,001            191,402
Office equipment                                         364,510            651,436
Construction in progress                                 354,826            293,860
                                                    ------------       ------------
                                                      16,012,812         17,625,346
Less accumulated depreciation and amortization
                                                      (4,783,649)        (5,311,671)
                                                    ------------       ------------

                                                    $ 11,229,163       $ 12,313,675
                                                    ============       ============

                                  MODTECH, INC.

(5)      NOTE PAYABLE - REVOLVING CREDIT AGREEMENT

         The Company's revolving credit facility, which was scheduled to expire in September 2000, was paid off on December 4, 1998 and the revolving loan commitment was terminated. Actual outstanding borrowings were $42,185 at December 31, 1997.


(6)      LONG-TERM DEBT

         Long-term debt consists of:

                                                1997              1998
                                            -----------       -----------
Industrial development bonds                $ 1,374,952       $        --
Less current portion of long-term debt       (1,374,952)               --
                                            -----------       -----------

                                            $        --       $        --
                                            ===========       ===========


         In June 1990, the Industrial Development Authority of the County of San Joaquin, California issued $4,200,000 of Industrial Development Bonds. The net proceeds of approximately $4,000,000 were used to fund the construction of the Company's manufacturing facility on leased property located in Lathrop, California. The Company fully utilized the bonds at December 31, 1991. The bonds were paid in full during 1998.


(7)      INCOME TAXES

         The components of the 1996, 1997 and 1998 provision for Federal and state income tax (expense) benefit computed in accordance with Financial Accounting Standard No. 109 are summarized below:

                      1996               1997               1998
                  ------------       ------------       ------------

Current:
     Federal      $    (90,483)      $ (7,874,257)      $ (8,585,201)
     State            (117,148)        (2,021,309)        (2,272,844)
                  ------------       ------------       ------------
                      (207,631)        (9,895,566)       (10,858,045)
Deferred:
     Federal                --          1,634,085            593,693
     State                  --            558,847            556,208
                  ------------       ------------       ------------

                  $   (207,631)      $ (7,702,634)      $ (9,708,144)
                  ============       ============       ============


         Income tax (expense) benefit attributable to income from operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from operations as a result of the following:

                                  MODTECH, INC.

                                                     1996          1997          1998
                                                   ------        ------        ------
Taxes, U.S. statutory rates                         (34.0%)       (35.0%)       (35.0%)
State taxes, less Federal benefit                      --          (4.5)         (4.0)
Reduction in Federal valuation allowance
                                                       --            --           2.0
Utilization of income tax benefit relating to
     loss carryover                                  34.0           3.8            --
Other                                                (4.6)         (1.5)           --
                                                   ------        ------        ------

            Total taxes on income                    (4.6%)       (37.2%)       (37.0%)
                                                   ======        ======        ======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1998 are as follows:

                                                                           1997              1998
                                                                        -----------       -----------
   Deferred tax assets:
          Reserves and accruals not recognized for
              income tax purposes                                       $ 2,490,821       $ 2,672,468
          State taxes                                                       474,653           578,535
          Other                                                             368,579           265,732
                                                                        -----------       -----------

             Total gross deferred tax assets                              3,334,053         3,516,735

          Less valuation allowance                                       (1,059,576)               --
                                                                        -----------       -----------

              Net deferred tax assets                                   $ 2,274,477       $ 3,516,735
                                                                        ===========       ===========


   Deferred tax liabilities:
          Revenue recognition                                           $   (73,589)      $    (8,182)
          Prepaids                                                           (7,955)         (165,720)
                                                                        -----------       -----------

              Total gross deferred tax liabilities                          (81,544)         (173,902)
                                                                        -----------       -----------

              Net deferred tax assets                                   $ 2,192,933       $ 3,342,833
                                                                        ===========       ===========


These amounts have been presented in the balance sheet as follows:

                                                                            1997              1998
                                                                        -----------       -----------
          Current deferred tax asset                                    $ 2,094,059       $ 3,440,199
          Noncurrent deferred tax asset                                      98,874                --
                                                                        -----------       -----------

              Total gross deferred tax assets                             2,192,933         3,440,199

          Noncurrent deferred tax liability                                      --           (97,366)
                                                                        -----------       -----------

              Total deferred tax assets                                 $ 2,192,933       $ 3,342,833
                                                                        ===========       ===========

                                  MODTECH, INC.

         The valuation allowance for deferred tax assets as of December 31, 1997 and 1998 was $1,059,576 and $0, respectively. The net change in the total valuation allowance for the years ended December 31, 1997 and 1998 was a decrease of $99,138 and $1,059,576, respectively. Management believes the existing net deductible temporary differences will reverse during periods in which the Company will have the ability to utilize the deductions to offset other reversing temporary differences which give rise to taxable income.


 (8)     TRANSACTIONS WITH RELATED PARTIES

         SALES

         The Company sells modular classrooms to certain companies and partnerships, the shareholders and partners of which are either shareholders or an officer of the Company. The buildings are then leased to various school districts by the related companies and partnerships.

         The table below summarizes the classroom sales to related parties:

                                1996             1997             1998
                             ----------       ----------       ----------
Sales                        $1,452,868       $2,942,313       $2,675,457
Cost of goods sold            1,239,425        2,530,803        2,116,691
Gross profit percentage           14.69%           13.99%           20.90%
                             ==========       ==========       ==========

         The related party purchases modular relocatable classrooms from the Company, upon standard terms and at standard wholesale prices.

         Due from affiliates includes a portion of unpaid invoices as a result of the above transactions. As of December 31, 1997 and 1998 these amounts totaled $825,963 and $2,171,896, respectively. Additional amounts arising from these transactions are included in the following captions:

                                                      1997              1998
                                                   -----------       -----------

Costs and estimated earnings in excess
  of billings on uncompleted contracts             $ 1,406,897       $   492,418
Billings in excess of costs and
  estimated earnings on uncompleted contracts          (65,405)          (90,838)
                                                   ===========       ===========


         NOTE RECEIVABLE

         At December 31, 1997 and 1998, the Company had a note receivable from a related party partnership in the amount of $45,212. The partnership is composed of an officer and shareholders of the Company. The note bears interest at 10% and is payable upon demand. Unpaid interest related to this note and two other related party notes with principal repayment in 1996 totaled $226,671 at December 31, 1997 and $160,590 at December 31, 1998 and is included in due from affiliates. The Company has negotiated payment terms on the accrued interest and is receiving regular interest payments.

                                  MODTECH, INC.

         OPERATING LEASES

         Certain manufacturing facilities are leased from the Company's Chairman and partnerships composed of an officer and certain shareholders. These related party leases require monthly payments which aggregate $41,000. In connection with the lease at the Lathrop facility, the Company made an $83,000 security deposit during 1990.

         Future minimum lease payments under these leases are discussed in note
         15. Included in cost of goods sold is $447,000, $444,000 and $478,000 in rent expense paid to related parties for the years ended December 31, 1996, 1997, and 1998, respectively.


 (9)     401(K) PLAN

         The Company has a tax deferred savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 12% of gross annual earnings. Company contributions, made on a 50% matching basis, are determined annually. The Company's contributions were $53,031, $77,016 and $100,452 in 1996, 1997, and 1998, respectively.


(10)     STOCK OPTIONS

         In 1989, the Company's shareholders approved a stock option plan (the 1989 Plan). The 1989 Plan provides for the grant of both incentive and non-qualified options to purchase up to 400,000 shares of the Company's common stock. The incentive stock options can be granted only to employees, including officers of the Company, while non-qualified stock options can be granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company.

         The exercise price of the stock options cannot be less than the fair market at the date of the grant (110% if granted to an employee who owns 10% or more of the common stock).

         Stock options outstanding under the 1989 Plan are summarized as follows:

                                    WEIGHTED AVERAGE
                        SHARES      EXERCISE PRICE
                       --------     ----------------

December 31, 1995       400,000       $1.82
     Exercised         (114,500)       1.87
                       --------       -----

December 31, 1996       285,500        1.82
     Terminated          (1,000)       1.50
     Exercised          (78,450)       2.12
                       --------       -----

December 31, 1997       206,050        1.70
     Exercised          (38,450)       0.81
                       --------       -----

December 31, 1998       167,600       $1.88
                       ========       =====

                                  MODTECH, INC.

         As of December 31, 1998, 158,520 options are vested and exercisable at prices ranging from $.625 to $10.00 per share under the 1989 Plan. With respect to options issued pursuant to the Del-Tec acquisition, no options were exercised during 1998 and 75,000 shares remained outstanding as of December 31, 1998.

         In March of 1994, pursuant to a vote of the Board of Directors, a nonqualified option plan was approved (the March 1994 Plan). The March 1994 Plan provides for the grant of 200,000 options to purchase shares of the Company's common stock. The exercise price of the stock options cannot be less than the fair market at the date of the grant. All of these options were granted during 1994.

         Stock options outstanding under the March 1994 Plan are summarized as follows:

                                   WEIGHTED AVERAGE
                        SHARES     EXERCISE PRICE
                       --------    ----------------

December 31, 1995       200,000       $1.22
     Exercised          (15,000)       1.19
                       --------       -----

December 31, 1996       185,000        1.22
     Exercised          (15,900)       1.40
                       --------       -----

December 31, 1997       169,100        1.21
     Exercised           (6,600)       1.50
                       --------       -----

December 31, 1998       162,500       $1.19
                       ========       =====


         As of December 31, 1998, 162,500 options are vested and exercisable at prices ranging from $1.19 to $1.50 per share under the March 1994 Plan.

         In May of 1994, in conjunction with the offering of preferred stock (note 11) the Board of Directors voted and approved an additional stock option plan (the May 1994 Plan). The May 1994 Plan provides for the grant of both incentive and non-qualified options to purchase up to 500,000 shares of the Company's common stock. The incentive stock options can be granted only to employees, including officers of the Company, while non-qualified stock options can be granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options cannot be less than the fair market at the date of the grant (110% if granted to an employee who owns 10% or more of the common stock).

         Stock options outstanding under the May 1994 Plan, are summarized as follows:

                                      WEIGHTED AVERAGE
                          SHARES      EXERCISE PRICE
                       ------------   ----------------

December 31, 1995           285,000   $       1.60
     Granted                205,000           2.59
     Terminated             (37,500)          1.50
     Exercised              (12,500)          1.50
                       ------------   ------------

                                  MODTECH, INC.

December 31, 1996           440,000           2.06
     Granted                  7,500          19.50
     Exercised               (9,375)          3.86
                       ------------   ------------

December 31, 1997           438,125           2.32
     Granted                 40,000          20.05
     Exercised               (5,775)          3.99
                       ------------   ------------

December 31, 1998           472,350   $       3.80
                       ============   ============


         As of December 31, 1998, 339,914 options are vested and exercisable at prices ranging from $1.50 to $19.50 per share under the May 1994 Plan.

         In July 1996, the Company's Board of Directors authorized the grant of options to purchase up to 500,000 shares of the Company's common stock. The non-statutory options may be granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value at the date of the grant (110% if granted to an employee who owns 10% or more of the common stock).

         Stock options outstanding under the July 1996 Plan, are summarized as follows:

                                      WEIGHTED AVERAGE
                          SHARES      EXERCISE PRICE
                       ------------   ----------------

December 31, 1995                --   $         --
     Granted                110,000           4.50
                       ------------   ------------

December 31, 1996           110,000           4.50
     Granted                263,333           8.75
     Terminated              (4,202)         12.62
     Exercised              (16,798)          4.89
                       ------------   ------------

December 31, 1997           352,333           7.56
     Granted                130,869          19.58
     Exercised                 (625)         12.88
                       ------------   ------------

December 31, 1998           482,577   $      10.82
                       ============   ============


         As of December 31, 1998, 149,833 options are vested and exercisable at prices ranging from $4.50 to $12.88 per share under the July 1996 Plan.

         All stock options have a maximum term of ten years and become fully exercisable in accordance with a predetermined vesting schedule which varies.

         The per share weighted-average fair value of stock options granted during 1996, 1997 and 1998 was $1.94, $9.05 and $11.27, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                  MODTECH, INC.

                                           1996             1997             1998
                                        -------          -------          -------

Expected dividend yield                    0%               0%               0%
Average risk-free interest rate           7.8%             7.8%             5.6%
Volatility factor                        72.66%           73.06%           71.15%
Expected life                           4 years          4 years          4 years
                                        =======          =======          =======


         The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                        1996                  1997                   1998
                                   --------------        --------------         --------------

Net Income
    As Reported                    $    4,269,032        $   13,008,285         $   16,530,083
    Pro Forma                           3,657,659            12,044,970             15,424,671
                                   ==============        ==============         ==============
Basic earnings per share
    As Reported                    $         0.77        $         1.47         $         1.68
    Pro forma                                0.67                  1.36                   1.57
                                   ==============        ==============         ==============
Diluted earnings per share
    As Reported                    $         0.47        $         1.31         $         1.50
    Pro Forma                                0.40                  1.22                   1.40
                                   ==============        ==============         ==============


         Pro forma net income reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.




(11)     5% CONVERTIBLE PREFERRED STOCK

         In May of 1994, in a private transaction without registration under the Securities Act, the Company sold 2,850,000 shares of Series A 5% Convertible Preferred Stock. The Preferred Stock was sold at $1.00 per share with proceeds before costs and expenses of $2,850,000. All of the Series A 5% Convertible Preferred Stock was converted into Common Stock during 1996. In connection with this private placement of the Series A 5% Preferred Stock, the shareholders were granted warrants to purchase an aggregate of 1,385,000 shares of common stock at $1.50 (subject to adjustment in certain events), as well as warrants to purchase an aggregate of 1,375,000 additional shares at $2.00 per share (subject to adjustments in certain events). All warrants were either exercised or expired during 1996. Dividends in the amount of $47,500 were declared for the year ended December 31, 1996.

(12)     EARNINGS PER SHARE

                                  MODTECH, INC.

         As discussed in Note 1, the Company adopted SFAS No. 128 effective December 31, 1997. The following table illustrates the calculation of basic and diluted earnings per common share under the provisions of SFAS No. 128:

                                                            1996              1997             1998
                                                         -----------       -----------      -----------
BASIC
Net income                                               $ 4,269,032       $13,008,285      $16,530,083
Dividends on preferred stock (note 11)                       (47,500)               --               --
                                                         -----------       -----------      -----------
   Net income available to common stock                  $ 4,221,532       $13,008,285      $16,530,083
                                                         ===========       ===========      ===========

Weighted-average common shares outstanding                 5,461,007         8,853,786        9,857,422
                                                         ===========       ===========      ===========

Basic earnings per common share                          $      0.77       $      1.47      $      1.68
                                                         ===========       ===========      ===========

DILUTED
Net income available to common stock                     $ 4,221,532       $13,008,285      $16,530,083
                                                         ===========       ===========      ===========

Weighted-average common shares outstanding                 5,461,007         8,853,786        9,857,422
Add:
        Exercise of options                                3,580,077         1,044,149        1,130,880
                                                         -----------       -----------      -----------

Adjusted weighted-average common shares outstanding        9,041,084         9,897,935       10,988,302
                                                         ===========       ===========      ===========

Diluted earnings per common share                        $      0.47       $      1.31      $      1.50
                                                         ===========       ===========      ===========



(13)     MAJOR CUSTOMER

         Sales to two major customers represented the following percentage of net sales:

                                            1996              1997              1998
                                         ---------         ---------         ---------
Customer A                                      13%                4%               11%
Customer B                                       4%               11%                5%
                                         =========         =========         =========




(14)     SUPPLEMENTAL CASH FLOW DISCLOSURES

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                          1996                1997                1998
                                       -----------         -----------         -----------

Cash paid during the year for:
     Interest                          $   470,248         $ 1,058,256         $   209,677
                                       ===========         ===========         ===========
     Income taxes                      $    24,320         $ 8,400,000         $13,755,000
                                       ===========         ===========         ===========

                                  MODTECH, INC.

         SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

         During 1996, 2,850,000 shares of Series A 5% convertible Preferred Stock were converted into 2,850,000 shares of common stock, in accordance with the private placement (note 11).


 (15)    COMMITMENTS AND CONTINGENCIES

         LAND LEASES

         The Company has entered into agreements to lease land at its manufacturing facilities in Perris and Lathrop, California. Minimum lease payments under these noncancelable operating leases for the next five years and thereafter are as follows:

               Year ending December 31:
                    1999                     $   487,000
                    2000                         487,000
                    2001                         487,000
                    2002                         487,000
                    2003                         487,000
                    Thereafter                 6,244,000
                                              ----------

                                             $ 8,679,000
                                              ==========


         Of the $8,679,000 in future rental payments, substantially all is payable to related parties (note 8). Rent expense for the years ended December 31, 1996, 1997 and 1998 was $447,000, $522,000 and $713,000,
         respectively.

(16)     SECONDARY STOCK OFFERING

         In November 1997 the Company held a secondary offering of 1,000,000 shares of common stock, which were sold at $20 per share. The net proceeds to the Company were $18,600,000, after the deduction of underwriting discounts, commissions and offering expenses paid by the Company.

         The Company used a portion of the proceeds to repay amounts outstanding under the Company's $20,000,000 revolving loan agreement with a bank (note 5). The remaining net proceeds were used as additions to working capital.

(17)     WARRANTY

         The Company provides a one year warranty relating to the workmanship on their modular units. Purchased equipment installed by the Company, such as air conditioning units, carry the manufacturers' standard warranty. To date, warranty costs incurred on completed contracts have been immaterial.

(18)     PENDING CLAIMS AND LITIGATION

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of the claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                                  MODTECH, INC.

(19)     SUBSEQUENT EVENTS

         SPI Merger. On February 16, 1999, Modtech, Inc. ("Modtech") and SPI Holdings, Inc., a Colorado corporation ("SPI") merged pursuant to the Agreement and Plan of Reorganization and Merger, dated as of September 28, 1998 (the "Merger Agreement"), between Modtech and SPI, and the mergers contemplated therein. SPI is a designer, manufacturer and wholesaler of commercial and light industrial modular buildings. Pursuant to the Merger Agreement, SPI was merged with a subsidiary of Modtech Holdings, Inc. ("Holdings"), a newly formed Delaware corporation (the "SPI Merger"). Concurrently, Modtech was merged with a separate subsidiary of Holdings (the "Modtech Merger"). Pursuant to the mergers, both SPI and Modtech became wholly owned subsidiaries of Holdings. The SPI Merger will be accounted for by the purchase method of accounting.

         In connection with the SPI Merger, SPI stockholders received approximately $8 million in cash and approximately 4.3 million shares of Holdings Common Stock. Holdings refinanced approximately $32 million of SPI debt. In connection with the Modtech Merger, Modtech stockholders received approximately $40 million in cash, approximately
         8.3 million shares of Holdings Common Stock and 388,939 shares of Holdings Series A Preferred Stock. In connection with both mergers, Holdings incurred a total of approximately $51 million of debt.

         Coastal Acquisition. In March 1999, Holdings purchased 100% of the stock of Coastal Modular Buildings, Inc. ("Coastal"). Coastal designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. Coastal is based in St. Petersburg, Florida. The acquisition will be accounted for by the purchase method of accounting.

                                   Schedule II

                                  MODTECH, INC.

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1996, 1997, and 1998


                                      BALANCE AT     ACQUIRED           AMOUNTS
                                      BEGINNING      THROUGH            CHARGED                    BALANCE AT
            DESCRIPTION               OF YEAR       ACQUISITION       TO EXPENSE      DEDUCTIONS   END OF YEAR
-----------------------------------   ----------   --------------    --------------   ----------   ------------
Allowance for contract adjustments:
     Year ended December 31, 1996      $408,090    $           --    $        5,866    $   (583)    $413,373
                                       ========    ==============    ==============    ========     ========

     Year ended December 31, 1997      $413,373    $           --    $           --    $ (3,254)    $410,119
                                       ========    ==============    ==============    ========     ========

     Year ended December 31, 1998      $410,119    $       30,988    $           --    $(12,000)    $429,107
                                       ========    ==============    ==============    ========     ========

                                EXHIBIT INDEX


Exhibit
Number                                            Name of Exhibit
------                                            ---------------
 3.1(1)        Certificate of Incorporation of Modtech Holdings, Inc.

 3.2(1)        Bylaws of Modtech Holdings, Inc.

10.1(2)        Modtech, Inc.'s 1996 Stock Option Plan.

10.2(3)        Transaction Advisory Agreement.

10.3(4)        Employment Agreement between the Company and Evan M. Gruber.

10.4(4)        Employment Agreement between the Company and Patrick Van Den Bossche.

10.5(4)        Employment Agreement between the Company and Michael G. Rhodes.

10.6(5)        Amendment to Loan and Security Agreement.

10.7(6)        Industrial Development Bond agreements.

10.8(6)        Lease between the Company and Pacific Continental Modular Enterprises,
               relating to the Barrett Street property in Perris, California.

10.9(6)        Lease between the Company and Gerald Bashaw, relating to the Morgan Street property in Perris, California.

10.10(6)       Lease between the Company and BMG, relating to the property in Lathrop, California.

10.11(6)       Form of Indemnity Agreement between the Company and its executive officers and directors.

10.12(3)       Financial Advisory Services Agreement.

10.13          Credit Agreement.

27             Financial Data Schedule

-------------
(1) Incorporated by reference to Modtech Holdings, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

(2) Incorporated by reference to Modtech, Inc.'s Registration Statement on Form S-8 filed with the Commission on December 11, 1996 (Commission File No. 333-17623).

(3) Incorporated by reference to Amendment No. 2 to Modtech Holdings, Inc.'s Registration Statement on Form S-4, filed with the Commission on January 11, 1999 (Commission File No. 333-69033).

(4) Incorporated by reference to Amendment No. 1 to Modtech Holdings, Inc.'s Registration Statement on Form S-4, filed with the Commission on December 15, 1998 (Commission File No. 333-69033).

(5) Incorporated by reference to Modtech, Inc.'s Registration Statement on Form S-1 filed with the Commission on October 9, 1997 (Commission File No. 333-37473).

(6) Incorporated by reference to Modtech, Inc.'s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-035239).