Form 10-Q
period 1999-03-31
MODTECH HOLDINGS INC
filed 1999-05-17
CIK 1075066

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1999

Commission File Number 000 - 25161


                             MODTECH HOLDINGS, INC.
--------------------------------------------------------------------------------


           Delaware                                          33 - 0825386
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                           Identification No.)


   2830 Barrett Avenue, Perris, CA                                92572
---------------------------------------                   -------------------
(Address of principal executive office)                        (Zip Code)


                                 (909) 943-4014
-------------------------------------------------------------------------------
                          Registrant's telephone number


-------------------------------------------------------------------------------
                   (Former name, if changed since last report)


        Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                  Yes  X    No
                                      ---      ---

As of May 14, 1999, there were 12,622,158 of the Registrant's Common Stock outstanding.

                             MODTECH HOLDINGS, INC.



                                    FORM 10-Q



                      FOR THE QUARTER ENDED MARCH 31, 1999



                          PART I. FINANCIAL INFORMATION


        The financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the Company's predecessor, Modtech, Inc.'s financial statements and notes thereto included in the Company's Annual report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

                             MODTECH HOLDINGS, INC.

                      Condensed Consolidated Balance Sheets

                                                             December 31,    March 31,
                                                                 1998          1999
----------------------------------------------------------------------------------------
                                                              (Audited)      (Unaudited)
                                     Assets

Current assets
   Cash                                                     $ 40,142,000   $  2,036,000
   Contracts receivable, net, including costs
     in excess of billings of $3,800,000 and
     $8,911,000 in 1998 and 1999, respectively                16,747,000     20,771,000
   Inventories                                                 4,442,000     10,744,000
   Due from affiliates                                         2,389,000        466,000
   Income tax receivable                                       2,368,000      2,478,000
   Deferred tax asset                                          3,440,000      3,440,000
   Other current assets                                          280,000        567,000
                                                            ------------   ------------
         Total current assets                                 69,808,000     40,502,000
                                                            ------------   ------------
Property and equipment, net                                   12,314,000     14,325,000

Other assets
   Other assets                                                  751,000      4,796,000
   Costs in excess of net assets of business
     acquired, net                                                    --    111,790,000
                                                            ------------   ------------
                                                            $ 82,873,000   $171,413,000
                                                            ============   ============

                        Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                 $ 10,541,000   $ 18,109,000
   Billings in excess of costs                                 7,138,000      7,539,000
   Current portion of long-term debt                                  --      6,250,000
                                                            ------------   ------------
         Total current liabilities                            17,679,000     31,898,000

Deferred tax liability                                            97,000         97,000
Note payable                                                          --         22,000
Long-term debt                                                        --     39,250,000
                                                            ------------   ------------
         Total liabilities                                    17,776,000     71,267,000
                                                            ------------   ------------
Stockholders' Equity
  Series A preferred stock, $.01 par.
    Authorized 5,000,000 shares; issued and
    outstanding 388,939 in 1999                                       --          4,000
  Common stock, $.01 par.  Authorized 25,000,000 shares;
   issued and outstanding 9,871,409 and 12,622,158 in
   1998 and 1999, respectively                                    99,000        126,000
  Additional paid-in capital                                  39,854,000     73,849,000
  Retained earnings                                           25,144,000     26,167,000
                                                            ------------   ------------
         Total stockholders' equity                           65,097,000    100,146,000
                                                            ------------   ------------
                                                            $ 82,873,000   $171,413,000
                                                            ============   ============

The accompanying notes are an integral part of these financial statements.

                             MODTECH HOLDINGS, INC.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                        1998             1999
--------------------------------------------------------------------------------
Net sales                                           $ 33,394,000    $ 20,952,000
Cost of goods sold                                    26,342,000      17,456,000
                                                    ------------    ------------

         Gross profit                                  7,052,000       3,496,000

Selling, general and administrative expenses           1,107,000       1,645,000
                                                    ------------    ------------

         Income from operations                        5,945,000       1,851,000
                                                    ------------    ------------

Other income (expense):
   Interest income (expense), net                        206,000         (89,000)
   Other, net                                              6,000           2,000
                                                    ------------    ------------
                                                         212,000         (87,000)
                                                    ------------    ------------

         Income before income taxes                    6,157,000       1,764,000

Income taxes                                          (2,309,000)       (741,000)
                                                    ------------    ------------

         Net income                                 $  3,848,000    $  1,023,000
                                                    ============    ============

5% Preferred stock dividend                                   --          19,000

         Net income available to common stock       $  3,848,000    $  1,004,000
                                                    ============    ============


Basic earnings per common share                     $       0.39    $       0.08
                                                    ============    ============

Basic weighted-average shares outstanding              9,856,000      12,622,000
                                                    ============    ============

Diluted earnings per common share                   $       0.34    $       0.07
                                                    ============    ============

Diluted weighted-average shares outstanding           11,200,000      14,024,000
                                                    ============    ============


The accompanying notes are an integral part of these financial statements.

                             MODTECH HOLDINGS, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                    Three Months Ended
                                                                        March 31,
                                                               ---------------------------
                                                                    1998          1999
------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                  $  3,848,000   $  1,023,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                285,000        782,000
       (Increase) decrease in assets:
        Contracts receivable                                        250,000        237,000
        Inventories                                               2,474,000       (301,000)
        Due from affiliates                                      (1,355,000)     1,923,000
        Income tax receivable                                            --        708,000
        Other current and noncurrent assets                         116,000     (1,175,000)
        Increase (decrease) in liabilities:
        Accounts payable and accrued liabilities                  3,489,000      1,859,000
        Billings in excess of costs                               2,022,000        401,000
                                                               ------------   ------------
               Net cash provided by operating activities         11,129,000      5,457,000
                                                               ------------   ------------
Cash flows from investing activities:
   Purchase of property and equipment                              (922,000)      (515,000)
   Acquisition of subsidiaries                                     (750,000)
                                                               ------------   ------------

               Net cash used in investing activities             (1,672,000)
                                                               ------------   ------------

Cash flows from financing activities:
   Net principal borrowings (payments) under revolving              (42,000)            --
     credit lines
   Principal borrowings on long-term debt                                --     47,000,000
   Principal payments on long-term debt                            (490,000)    (1,500,000)
   Common stock repurchase                                               --
   Proceeds from exercise of stock options                           22,000             --
                                                               ------------   ------------
               Net cash provided by (used in)
                 financing activities                              (510,000)    45,500,000
                                                               ------------   ------------
Net increase (decrease) in cash                                   8,947,000    (38,106,000)

Cash at beginning of period                                      11,629,000     40,142,000
                                                               ------------   ------------
Cash at end of period                                          $ 20,576,000   $  2,036,000
                                                               ============   ============


The accompanying notes are an integral part of these financial statements

                             MODTECH HOLDINGS, INC.

              Notes To Condensed Consolidated Financial Statements

                                 March 31, 1999

(1)  Management Opinion

     In the opinion of management, the condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  Inventories

     Inventories consist of the following:

                                          1998           1999
                                      ------------   -----------
            Raw materials             $  4,442,000   $ 9,196,000
            Work in process                     --     1,303,000
            Finished goods                      --       245,000
                                      ------------   -----------
                                      $  4,442,000   $10,744,000
                                      ============   ===========

(3)  Earnings Per Share

     The following table illustrates the calculation of basic and diluted earnings per common share under the provisions of SFAS No. 128:

                                                          Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                          1998         1999
                                                     ------------   ------------
             BASIC
             Net income                              $  3,848,000   $  1,023,000
             Dividends on preferred stock                      --        (19,000)
                                                     ------------   ------------
                Net income available to common
                  stock                              $  3,848,000   $  1,004,000
                                                     ============   ============

             Weighted-average common shares
                outstanding                             9,856,000     12,622,000
                                                     ============   ============

             Basic earnings per common share         $       0.39   $       0.08
                                                     ============   ============
             DILUTED
             Net income                              $  3,848,000   $  1,023,000
                                                     ============   ============

             Weighted-average common shares
                outstanding                             9,856,000     12,622,000
             Add:
                     Conversion of preferred
                        stock                                  --        389,000
                     Exercise of options                1,344,000      1,013,000
                                                     ------------   ------------

             Adjusted weighted-average common
                shares outstanding                     11,200,000     14,024,000
                                                     ============   ============

             Diluted earnings per common share       $       0.34   $       0.07
                                                     ============   ============

(4)  Acquisitions

     SPI Merger. On February 16, 1999, Modtech, Inc. ("Modtech") and SPI Holdings, Inc., a Colorado corporation ("SPI") merged pursuant to the Agreement and Plan of Reorganization and Merger, dated as of September 28, 1998 (the "Merger Agreement"), between Modtech and SPI. SPI is a designer, manufacturer and wholesaler of commercial and light industrial modular buildings. Pursuant to the Merger Agreement, SPI was merged with a subsidiary of Modtech Holdings, Inc. ("Holdings"), a newly formed Delaware corporation (the "SPI Merger"). Concurrently, Modtech was merged with a separate subsidiary of Holdings (the "Modtech Merger"). Pursuant to the mergers, both SPI and Modtech became wholly owned subsidiaries of Holdings. The SPI Merger is accounted for by the purchase method of accounting.

     In connection with the SPI Merger, SPI stockholders received approximately $8 million in cash and approximately 4.3 million shares of the Company's Common Stock. The Company refinanced approximately $32 million of SPI debt. In connection with the Modtech Merger, Modtech stockholders received approximately $40 million in cash, approximately 8.3 million shares of the Company's Common Stock and 388,939 shares of the Company's Series A Preferred Stock. In connection with both mergers, the Company incurred a total of approximately $51 million of debt.

     Following are the unaudited pro forma combined results, which are based upon the historical consolidated financial statements of Modtech, Inc. and SPI Manufacturing, Inc., combined, and are adjusted to give effect to the mergers. In addition, pro forma adjustments have been made for the acquisitions consummated by SPI prior to the merger.

                            Modtech Holdings, Inc.
             Unaudited Pro Forma Combined Selected Financial Data


                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1998           1999
                                                    -----------    -----------
            Net sales                               $52,250,000    $26,600,000
            Income from operations                    6,980,000      1,500,000
            Interest expense, net                      (660,000)      (520,000)
            Income before income taxes                6,360,000        980,000
            Net income                                3,680,000        570,000
            Diluted earnings per common share              0.26           0.04
            Diluted weighted-average shares
               outstanding                           14,024,000     14,024,000

     Coastal Acquisition. On March 22, 1999, the Company purchased 100% of the stock of Coastal Modular Buildings, Inc. ("Coastal"). Coastal designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. Coastal is based in St. Petersburg, Florida. The acquisition is accounted for by the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

        The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percent of net sales.

                                                        Percent of Net Sales
                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1998        1999
                                                         ------      ------
   Net sales                                             100.0%      100.0%

   Gross profit                                           21.1        16.7

   Selling, general and administrative expenses            3.3         7.8

   Income from operations                                 17.8         8.8

   Interest income (expense), net                          0.6        (0.4)

   Income before income taxes                             18.4         8.4

Net sales for the three months ended March 31, 1999, decreased by $12,442,000 or 37.3%. The decrease in revenue was due in part to the fact that the California Legislature was more than two months late in passing the state budget. Additionally, there was a delay in allocating the funds from the $9.2 billion school construction bond issue which was passed in November 1998.

Gross profit as a percentage of net sales for the three months ended March 31, 1999 decreased to 16.7% from 21.1% for the same period in 1998. The decrease was due principally to the decrease in net sales and a shift in product mix for the quarter.

Selling, general and administrative expenses increased for the three months ended March 31, 1999 by $538,000, an increase of 48.6%. The increase is primarily due to the integration of SPI Manufacturing, Inc. and Coastal Modular Buildings, Inc. with the Company. As a percentage of sales, selling, general, and administrative expenses increased from 3.3% in the first three months of 1998 to 7.8% in 1999.

Due to the combination of a reduced cash balance and debt incurred as a result of the SPI Merger, the first three months of 1999 reflects net interest expense of $89,000 compared to net interest income of $206,000 for the same period in 1998.

INFLATION

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash to meet its needs from operations, bank borrowings and public offerings. At March 31, 1999, the Company had $2,036,000 in cash. During the three months ended March 31, 1999, the Company provided cash from operating activities of $5,457,000.

The Company has a revolving loan commitment that will expire February 2004. The Company is entitled to borrow, from time to time up to $30,000,000 with actual borrowings limited to specified percentages of eligible accounts receivables, equipment and inventories. On March 31, 1999, no amounts were outstanding under this loan.

Management believes that the Company's existing product lines and manufacturing capacity will enable the Company to generate sufficient cash through operations, supplemented by periodic use of its existing bank line of credit, to finance the Company's business at current levels over the next 12 months. Additional cash resources may be required if the Company is able to expand its business beyond current levels. For example, it will be necessary for the Company to construct or acquire additional manufacturing facilities in order for the Company to compete effectively in new market areas or states which are beyond a 300 mile radius from one of its production facilities. The construction or acquisition of new facilities would require significant additional capital. For these reasons, among others, the Company may need additional debt or equity financing in the future. There can be, however, no assurance that the Company will be successful in obtaining such additional financing, or that any such financing will be available on terms acceptable to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

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

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            A special meeting of the stockholders of Modtech, Inc. was held on January 28, 1999 to consider and vote upon a proposal to approve and adopt the Agreement and Plan of Reorganization and Merger dated as of September 28, 1998 between SPI Holdings, Inc. and Modtech, Inc.

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  27 -- Financial Data Schedule

            (b)   Reports on Form 8-K

                  Attached

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Modtech Holdings, Inc.


Date: May 14, 1999                                by: /s/ MICHAEL G. RHODES
                                                      --------------------------
                                                          Michael G. Rhodes
                                                       Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------
  27                Financial Data Schedule