Form 10-Q
period 1999-06-30
MODTECH HOLDINGS INC
filed 1999-08-16
CIK 1075066

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1999

Commission File Number 000 - 25161


                             MODTECH HOLDINGS, INC.
--------------------------------------------------------------------------------


Delaware                                                       33 - 0825386
---------------------------------                           --------------------
(State or other jurisdiction                                 (I.R.S. Employer
of Incorporation or organization)                           Identification No.)

2830 Barrett Avenue, Perris, CA                                    92572
---------------------------------                            -------------------
(Address of principal executive                                  (Zip Code)
 office)


Registrant's telephone number:                                 (909) 943-4014



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



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


As of August 6, 1999, there were 12,733,744 of the Registrant's Common Stock outstanding.

                             MODTECH HOLDINGS, INC.



                                    FORM 10-Q



                       FOR THE QUARTER ENDED JUNE 30, 1999



                PART I. STATEMENT REGARDING FINANCIAL INFORMATION





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

                             MODTECH HOLDINGS, INC.

                      Condensed Consolidated Balance Sheets


                                                                             December 31,      June 30,
                                                                                1998             1999
---------------------------------------------------------------------------------------------------------
                                 Assets

Current assets
    Cash                                                                    $ 40,142,000     $    698,000
    Contracts receivable, net, including costs in excess of billings of
      $3,800,000 and $11,986,000 in 1998 and 1999, respectively               16,747,000       33,893,000
    Inventories                                                                4,442,000       11,785,000
    Due from affiliates                                                        2,389,000          897,000
    Income tax receivable                                                      2,368,000          426,000
    Deferred tax asset                                                         3,440,000        3,440,000
    Other current assets                                                         280,000          441,000
                                                                            ------------     ------------

           Total current assets                                               69,808,000       51,580,000
                                                                            ------------     ------------

Property and equipment, net                                                   12,314,000       14,078,000

Other assets
    Other assets                                                                 751,000        4,910,000
    Costs in excess of net assets of business acquired, net                           --      111,089,000
                                                                            ------------     ------------

                                                                            $ 82,873,000     $181,657,000
                                                                            ============     ============

                  Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable and accrued liabilities                                $ 10,541,000     $ 20,688,000
    Billings in excess of costs                                                7,138,000        9,280,000
    Current portion of long-term debt                                                 --       11,500,000
                                                                            ------------     ------------

           Total current liabilities                                          17,679,000       41,468,000

Deferred tax liability                                                            97,000           97,000
Long-term debt                                                                        --       37,500,000
                                                                            ------------     ------------

           Total liabilities                                                  17,776,000       79,065,000
                                                                            ------------     ------------

Stockholders' Equity
  Series A preferred stock, $.01 par.  Authorized 5,000,000 shares;
    issued and outstanding 388,939 in 1999                                            --            4,000
  Common stock, $.01 par.  Authorized 25,000,000 shares; issued and outstanding 9,871,409 and 12,705,851 in 1998 and 1999, respectively
                                                                                  99,000          127,000
  Additional paid-in capital                                                  39,854,000       73,993,000
  Retained earnings                                                           25,144,000       28,468,000
                                                                            ------------     ------------

           Total stockholders' equity                                         65,097,000      102,592,000
                                                                            ------------     ------------

                                                                            $ 82,873,000     $181,657,000
                                                                            ============     ============

 The accompanying notes are an integral part of these financial statements.

                             MODTECH HOLDINGS, INC.

                   Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                        June 30,
                                                     1998            1999            1998            1999
-------------------------------------------------------------------------------------------------------------
Net sales                                        $ 42,482,000    $ 48,915,000    $ 75,876,000    $ 69,867,000
Cost of goods sold                                 32,333,000      40,750,000      58,675,000      58,206,000
                                                 ------------    ------------    ------------    ------------

        Gross profit                               10,149,000       8,165,000      17,201,000      11,661,000

Selling, general, and administrative expenses       1,634,000       2,193,000       2,741,000       3,508,000
Goodwill amortization                                      --         701,000              --       1,031,000
                                                 ------------    ------------    ------------    ------------

        Income from operations                      8,515,000       5,271,000      14,460,000       7,122,000
                                                 ------------    ------------    ------------    ------------

Other income (expense):
    Interest income (expense), net                    183,000        (969,000)        389,000      (1,058,000)
    Other, net                                          8,000              --          15,000           2,000
                                                 ------------    ------------    ------------    ------------
                                                      191,000        (969,000)        404,000      (1,056,000)
                                                 ------------    ------------    ------------    ------------

         Income before income taxes                 8,706,000       4,302,000      14,864,000       6,066,000

Income taxes                                       (3,339,000)     (2,001,000)     (5,649,000)     (2,742,000)
                                                 ------------    ------------    ------------    ------------

         Net income                              $  5,367,000    $  2,301,000    $  9,215,000    $  3,324,000
                                                 ============    ============    ============    ============

5% Preferred stock dividend                                --          39,000              --          58,000

          Net income available to common stock   $  5,367,000    $  2,262,000    $  9,215,000    $  3,266,000
                                                 ============    ============    ============    ============

Basic earnings per common share                  $       0.54    $       0.18    $       0.93    $       0.26
                                                 ============    ============    ============    ============

Basic weighted-average shares outstanding           9,856,000      12,628,000       9,856,000      12,626,000
                                                 ============    ============    ============    ============

Diluted earnings per common share                $       0.49    $       0.16    $       0.83    $       0.23
                                                 ============    ============    ============    ============

Diluted weighted-average shares outstanding        11,000,000      14,000,000      11,100,000      14,000,000
                                                 ============    ============    ============    ============





The accompanying notes are an integral part of these financial statements

                             MODTECH HOLDINGS, INC.

                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                           1998             1999
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                         $  9,215,000    $  3,324,000
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                       570,000       2,101,000
        Loss on sale of equipment                                                --           8,000
        (Increase) decrease in assets; net of effects
         from acquisitions:
          Contracts receivable                                           (3,294,000)    (12,885,000)
          Inventories                                                     1,973,000      (1,342,000)
          Due from affiliates                                               594,000       1,492,000
          Income tax receivable                                                  --       2,760,000
          Other current and noncurrent assets                               245,000      (1,352,000)
        Increase (decrease) in liabilities:
          Accounts payable and accrued liabilities                        5,331,000       4,438,000
          Billings in excess of costs                                     2,472,000       2,142,000
                                                                       ------------    ------------

                  Net cash provided by operating activities              17,106,000         686,000
                                                                       ------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                                   (1,607,000)       (725,000)
    Acquisition of subsidiaries                                                  --     (48,622,000)
                                                                       ------------    ------------
                  Net cash used in investing activities                  (1,607,000)    (49,347,000)
                                                                       ------------    ------------

Cash flows from financing activities:
    Net principal borrowings (payments) under revolving credit lines             --       5,000,000
    Net principal borrowings (payments) on long-term debt                (1,417,000)     44,000,000
    Investment in affiliate                                                (307,000)             --
    Dividends paid on common stock                                               --     (39,928,000)
    Proceeds from exercise of stock options                                  22,000         145,000
                                                                       ------------    ------------
Net cash provided by (used in) financing activities                      (1,702,000)      9,217,000
                                                                       ------------    ------------

Net increase (decrease) in cash                                          13,797,000     (39,444,000)

Cash at beginning of period                                              11,629,000      40,142,000
                                                                       ------------    ------------

Cash at end of period                                                  $ 25,426,000    $    698,000
                                                                       ============    ============





The accompanying notes are an integral part of these financial statements

                             MODTECH HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999


1) Management Opinion

      In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

      The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

      Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
      Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements.



2) Inventories

      Inventories consist of the following:

                        1998              1999
                     -----------      -----------
Raw materials        $ 4,442,000      $ 8,482,000
Work in process               --        3,061,000
Finished goods                --          242,000
                     -----------      -----------
                     $ 4,442,000      $11,785,000
                     ===========      ===========


3) Earnings Per Share

      The following table illustrates the calculation of basic and diluted earnings per common share under the provisions of SFAS No. 128:

                                             Three Months Ended                    Six Months Ended
                                                  June 30,                             June 30,
                                          1998               1999               1998              1999
                                       ------------      ------------       ------------      ------------
BASIC
Net income                             $  5,367,000      $  2,301,000       $  9,215,000      $  3,324,000
Dividends on preferred stock                     --           (39,000)                --           (58,000)
                                       ------------      ------------       ------------      ------------
   Net income available to common
     stock                             $  5,367,000      $  2,262,000       $  9,215,000      $  3,266,000
                                       ============      ============       ============      ============

Weighted-average common shares
    outstanding                           9,856,000        12,628,000          9,856,000        12,626,000
                                       ============      ============       ============      ============

Basic earnings per common share        $       0.54      $       0.18       $       0.93      $       0.26
                                       ============      ============       ============      ============

DILUTED
Net income                                 $ 5,367,000      $ 2,301,000      $ 9,215,000      $ 3,324,000
                                           ===========      ===========      ===========      ===========

Weighted-average common shares
    outstanding                              9,856,000       12,628,000        9,856,000       12,626,000
Add:
        Conversion of preferred stock               --          389,000               --          389,000
        Exercise of options                  1,144,000          983,000        1,244,000          985,000
                                           -----------      -----------      -----------      -----------

Adjusted weighted-average common
    shares outstanding                      11,000,000       14,000,000       11,100,000       14,000,000
                                           ===========      ===========      ===========      ===========

Diluted earnings per common share          $      0.49      $      0.16      $      0.83      $      0.23
                                           ===========      ===========      ===========      ===========


4) Acquisitions

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


                                                                           Modtech Holdings, Inc.
                                                            Unaudited Pro Forma Combined Selected Financial Data

                                                         Three Months Ended                      Six Months Ended
                                                              June 30,                                June 30,
                                                      1998                1999                1998                1999
                                                   -----------         -----------        ------------         -----------
Net sales                                          $65,550,000         $48,900,000        $117,800,000         $75,500,000
Income from operations                              10,290,000           5,270,000          17,270,000           6,770,000
Interest expense, net                                 (880,000)           (970,000)         (1,540,000)         (1,490,000)
Income before income taxes                           9,420,000           4,300,000          15,780,000           5,280,000
Net income                                           5,680,000           2,300,000           9,360,000           2,870,000
Diluted earnings per common share                         0.40                0.16                0.66                0.20
Diluted weighted-average shares outstanding         14,100,000          14,000,000          14,100,000          14,000,000


       Coastal Acquisition. On March 22, 1999, the Company purchased 100% of the stock of Coastal Modular Buildings, Inc. ("Coastal"). Coastal designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. Coastal is based in St. Petersburg, Florida. The acquisition is accounted for by the purchase method of accounting.

       Item 2. Management's Discussion and Analysis of Financial Condition
       -------------------------------------------------------------------
                            and Results of Operations
                            -------------------------

Results of Operations

       The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percent of net sales.

                                           Percent of Net Sales    Percent of Net Sales
                                           --------------------    --------------------
                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                            1998        1999         1998        1999
                                           --------------------------------------------
Net sales                                  100.0%      100.0%       100.0%      100.0%

Gross profit                                23.9        16.7         22.7        16.7

Selling, general and administrative
  expenses                                   3.9         4.5          3.6         5.0

Goodwill amortization                         --         1.4           --         1.5

Income from operations                      20.0        10.8         19.1        10.2

Interest income (expense), net               0.4        (2.0)         0.5        (1.5)

Income before taxes on income               20.5         8.8         19.6         8.7


Net sales for the three and six months ended June 30, 1999, increased by $6,433,000 or 15.1% and decreased by $6,009,000 or 7.9%, respectively. The decrease in revenue for the six months ended June 30, 1999 was due in part to the fact that the California Legislature was more than two months late in passing the state budget. Additionally, there was a delay in allocating the funds from the $9.2 billion school construction bond issue which was passed in November 1998.

Gross profit as a percentage of net sales for the three and six months ended June 30, 1999 decreased to 16.7% and 16.7% from 23.9% and 22.7% for the same period in 1998. The decrease was due principally to the decrease in net sales for the six months ended June 30, 1999 and a shift in product mix for 1999.

Selling, general and administrative expenses increased for the three and six months ended June 30, 1999 by $559,000 and $767,000, an increase of 3.4% and 2.8%. The increase is primarily due to the integration of SPI Manufacturing, Inc. and Coastal Modular Buildings, Inc. with the Company. As a percentage of sales, selling, general, and administrative expenses for the three and six months ended June 30, 1999 are 4.5% and 5.0% for 1999. The percentages were 3.9% and 3.6% for the same period in 1998.

Goodwill amortization for the three and six months ended June 30, 1999 was $701,000 and $1,031,000. As a percentage of net sales, goodwill amortization for the three and six months ended June 30, 1999 was 1.4% and 1.5% for 1999. There was no goodwill amortization in 1998.

Due to the combination of a reduced cash balance and debt incurred as a result of the SPI Merger, the three and six months ended June 30, 1999 reflect net interest expense of $969,000 and $1,058,000 compared to net interest income of $183,000 and $389,000 for the same period in 1998.

INFLATION

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash to meet its needs from operations, bank borrowings and public offerings. At June 30, 1999, the Company had $698,000 in cash. During the six months ended June 30, 1999, the Company provided cash from operating activities of $686,000.

The Company has a $100,000,000 credit facility, of which $30,000,000 represents a revolving loan commitment. The credit facility expires in February 2004. On June 30, 1999, $5,000,000 was outstanding under the revolving loan commitment.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of SFAS 133 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

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

The Company is dependent on multiple computer servers and the third-party computer programs running on them to provide data in support of its accounting and engineering functions. In recognition of the potential year 2000 problem, in November 1997, the Company began a program to replace all of its existing engineering and accounting software with new software that is warranted by its vendors as being year 2000 compliant. The software replacement program was completed in November 1998 at a total cost of approximately $250,000. SPI's computer data is currently being transferred to the Company's computer system. The Company estimates that this transfer will be completed by the third quarter of 1999 at a cost of approximately $100,000.

The Company has relationships with various third parties on whom it relies to provide goods and services necessary for the manufacture and distribution of its products. These include suppliers and vendors. As part of its determination of year 2000 readiness, the Company had identified material relationships with third-party vendors and assessed the status of their compliance through the use of questionnaires. This process was completed by the second quarter of 1999 at a cost of approximately $100,000.

The total cost of the Company's year 2000 efforts, including hardware, software, related consulting costs, assessment of third-party compliance, and transfer of SPI data is estimated to be about $500,000, and is not material to the Company's financial condition.

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

It is anticipated that the steps the Company has taken and is continuing to take deal with the year 2000 problem will reduce the risk of significant business interruption, but there is no assurance that this outcome will be achieved. Failure to detect and correct all internal instances of non-compliance or the inability of third parties to achieve timely compliance could result in the interruption of normal business operations which could, depending on its duration, have a material adverse effect on the Company's financial condition.

                           PART II. OTHER INFORMATION



Item 1.        Legal Proceedings.
               ------------------
               None

Item 2.        Changes in Securities
               ---------------------
               None

Item 3.        Defaults upon Senior Securities
               -------------------------------
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               None

Item 5.        Other Information
               -----------------
               None

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a)    Exhibits
                      27 Financial Data Schedule
               (b)    Reports on Form 8-K
                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Modtech Holdings, Inc.
                                                  ----------------------



Date: August 13, 1999                             by: /s/ Shari L. Walgren
      ---------------                                 --------------------
                                                      Shari L. Walgren
                                                      Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NUMBER           DESCRIPTION
--------------           -----------

     27             Financial Data Schedule