Form 10-Q
period 1999-09-30
MODTECH HOLDINGS INC
filed 1999-11-12
CIK 1075066

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1999

Commission File Number 000 - 25161



                             MODTECH HOLDINGS, INC.
--------------------------------------------------------------------------------



             Delaware                                     33 - 0825386
  -------------------------------                       ----------------
  (State or other jurisdiction of                       (I.R.S. Employer
   Incorporation or organization)                      Identification No.)



    2830 Barrett Avenue, Perris, CA                          92571
---------------------------------------                    ----------
(Address of principal executive office)                    (Zip Code)


   Registrant's telephone number:                        (909) 943-4014


--------------------------------------------------------------------------------

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

As of November 11, 1999, there were 12,890,307 of the Registrant's Common Stock outstanding.

                             MODTECH HOLDINGS, INC.


                                    FORM 10-Q


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


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

                             MODTECH HOLDINGS, INC.

                      Condensed Consolidated Balance Sheets

                                                                    December 31,     September 30,
                                                                        1998             1999
                                                                    ------------     -------------
                                 Assets
Current assets:
              Cash                                                  $ 40,142,000     $  2,471,000
              Contracts receivable, net, including costs in
                excess of billings of $3,800,000 and $6,021,000
                in 1998 and 1999, respectively                        16,747,000       39,046,000
              Inventories                                              4,442,000       10,989,000
              Due from affiliates                                      2,389,000        2,947,000
              Income tax receivable                                    2,368,000          426,000
              Deferred tax asset                                       3,440,000        3,440,000
              Other current assets                                       280,000          380,000
                                                                    ------------     ------------

                     Total current assets                             69,808,000       59,699,000
                                                                    ------------     ------------

          Property and equipment, net                                 12,314,000       13,767,000

          Other assets
              Other assets                                               751,000        5,054,000
              Costs in excess of net assets of business
                acquired, net                                                 --      110,388,000
                                                                    ------------     ------------

                                                                    $ 82,873,000     $188,908,000
                                                                    ============     ============

          Liabilities and Stockholders' Equity

          Current liabilities:
              Accounts payable and accrued liabilities              $ 10,541,000     $ 26,380,000
              Billings in excess of costs                              7,138,000        8,492,000
              Current portion of long-term debt                               --       11,250,000
                                                                    ------------     ------------

                     Total current liabilities                        17,679,000       46,122,000

          Deferred tax liability                                          97,000           97,000
          Long-term debt                                                      --       35,750,000
                                                                    ------------     ------------

                     Total liabilities                                17,776,000       81,969,000
                                                                    ------------     ------------

          Stockholders' Equity:
            Series A preferred stock, $.01 par
             Authorized 5,000,000 shares; issued and
             outstanding 388,939 in 1999                                      --            4,000
            Common stock, $.01 par.  Authorized 25,000,000
              shares; issued and outstanding 9,871,409 and
              12,854,951 in 1998 and 1999, respectively                   99,000          128,000
            Additional paid-in capital                                39,854,000       74,347,000
            Retained earnings                                         25,144,000       32,460,000
                                                                    ------------     ------------

                     Total stockholders' equity                       65,097,000      106,939,000
                                                                    ------------     ------------

                                                                    $ 82,873,000     $188,908,000
                                                                    ============     ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MODTECH HOLDINGS, INC.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

                                                        Quarter Ended                   Nine Months Ended
                                                        September 30,                     September 30,
                                                 ----------------------------    ------------------------------
                                                     1998            1999             1998             1999
                                                 ------------    ------------    -------------    -------------
Net sales                                        $ 37,243,000    $ 59,331,000    $ 113,119,000    $ 129,198,000
Cost of goods sold                                 28,408,000      48,390,000       87,083,000      106,596,000
                                                 ------------    ------------    -------------    -------------

        Gross profit                                8,835,000      10,941,000       26,036,000       22,602,000

Selling, general, and administrative expenses       1,102,000       2,040,000        3,843,000        5,548,000
Goodwill amortization                                      --         701,000               --        1,732,000
                                                 ------------    ------------    -------------    -------------

        Income from operations                      7,733,000       8,200,000       22,193,000       15,322,000
                                                 ------------    ------------    -------------    -------------

Other income (expense):
    Interest income (expense), net                    305,000      (1,084,000)         694,000       (2,142,000)
    Other, net                                          3,000           5,000           18,000            7,000
                                                 ------------    ------------    -------------    -------------
                                                      308,000      (1,079,000)         712,000       (2,135,000)
                                                 ------------    ------------    -------------    -------------

         Income before income taxes                 8,041,000       7,121,000       22,905,000       13,187,000

Income taxes                                       (2,862,000)     (3,129,000)      (8,511,000)      (5,871,000)
                                                 ------------    ------------    -------------    -------------

         Net income                              $  5,179,000    $  3,992,000    $  14,394,000    $   7,316,000
                                                 ------------    ------------    -------------    -------------

5% Preferred stock dividend                                --          39,000               --           97,000
                                                 ------------    ------------    -------------    -------------

          Net income available to common stock   $  5,179,000    $  3,953,000    $  14,394,000    $   7,219,000
                                                 ============    ============    =============    =============

Basic earnings per common share                  $       0.52    $       0.31    $        1.46    $        0.57
                                                 ============    ============    =============    =============

Basic weighted-average shares outstanding           9,871,000      12,772,000        9,871,000       12,685,000
                                                 ============    ============    =============    =============

Diluted earnings per common share                $       0.48    $       0.29    $        1.31    $        0.52
                                                 ============    ============    =============    =============

Diluted weighted-average shares outstanding        10,800,000      14,000,000       11,000,000       14,000,000
                                                 ============    ============    =============    =============


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                             MODTECH HOLDINGS, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                              ----------------------------
                                                                  1998            1999
                                                              ------------    ------------
Cash flows from operating activities:
    Net income                                                $ 14,394,000    $  7,316,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                              890,000       3,530,000
        Loss on sale of equipment                                       --           8,000
        (Increase) decrease in assets, net of effects
         from acquisitions:
          Contracts receivable                                   3,966,000     (18,037,000)
          Inventories                                            1,104,000        (547,000)
          Due from affiliates                                      404,000        (557,000)
          Income tax receivable                                         --       2,760,000
          Other current and noncurrent assets                       72,000      (1,728,000)
        Increase (decrease) in liabilities:
          Accounts payable and accrued liabilities               2,071,000      10,129,000
          Billings in excess of costs                             (595,000)      1,355,000
                                                              ------------    ------------

                  Net cash provided by operating activities     22,306,000       4,229,000
                                                              ------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                          (1,882,000)       (850,000)
    Acquisition of subsidiaries                                         --     (48,622,000)
                                                              ------------    ------------
                  Net cash used in investing activities         (1,882,000)    (49,472,000)
                                                              ------------    ------------

Cash flows from financing activities:
    Net principal borrowings under revolving credit lines               --       4,500,000
    Net principal borrowings (payments) on long-term debt       (1,417,000)     42,500,000
    Investment in affiliate                                       (250,000)             --
    Dividends paid on common stock                                      --     (39,928,000)
    Proceeds from exercise of stock options                         64,000         500,000
                                                              ------------    ------------
                           Net cash provided by (used in)
                            financing activities                (1,603,000)      7,572,000
                                                              ------------    ------------

Net increase (decrease) in cash                                 18,821,000     (37,671,000)

Cash at beginning of period                                     11,629,000      40,142,000
                                                              ------------    ------------

Cash at end of period                                         $ 30,450,000    $  2,471,000
                                                              ============    ============





                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

                             MODTECH HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

1) Management Opinion

      In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

      The results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

      Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
      Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward - looking statements.


2) Inventories

      Inventories consist of the following:

                                          1998                 1999
                                      -----------          -----------
          Raw materials               $ 4,442,000          $ 8,306,000
          Work in process                      --            2,523,000
          Finished goods                       --              160,000
                                      -----------          -----------
                                      $ 4,442,000          $10,989,000
                                      ===========          ===========

3) Earnings Per Share

      The following table illustrates the calculation of basic and diluted earnings per common share under the provisions of SFAS No. 128:

                                                        Quarter Ended               Nine Months Ended
                                                        September 30,                 September 30,
                                                  --------------------------    --------------------------
                                                      1998           1999           1998           1999
                                                  -----------   ------------    -----------   ------------
          BASIC
          Net income                              $ 5,179,000   $  3,392,000    $14,394,000   $  7,316,000
          Dividends on preferred stock                     --        (39,000)            --        (97,000)
                                                  -----------   ------------    -----------   ------------
             Net income available to common
               stock                              $ 5,179,000   $  3,953,000    $14,394,000   $  7,219,000
                                                  ===========   ============    ===========   ============

          Weighted-average common shares
              outstanding                           9,871,000     12,772,000      9,871,000     12,685,000
                                                  ===========   ============    ===========   ============

          Basic earnings per common share         $      0.52   $       0.31    $      1.46   $       0.57
                                                  ===========   ============    ===========   ============

          DILUTED
          Net income                              $ 5,179,000   $  3,992,000    $14,394,000   $  7,316,000
                                                  ===========   ============    ===========   ============

          Weighted-average common shares
              outstanding                           9,871,000     12,772,000      9,871,000     12,685,000
          Add:
                  Conversion of preferred stock            --        389,000             --        389,000
                  Exercise of options                 929,000        839,000      1,129,000        926,000
                                                  -----------   ------------    -----------   ------------

          Adjusted weighted-average common
              shares outstanding                   10,800,000     14,000,000     11,000,000     14,000,000
                                                  ===========   ============    ===========   ============

          Diluted earnings per common share       $      0.48   $       0.29    $      1.31   $       0.52
                                                  ===========   ============    ===========   ============

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

                                                                        Modtech Holdings, Inc.
                                                          Unaudited Pro Forma Combined Selected Financial Data
                                                     --------------------------------------------------------------
                                                            Quarter Ended                   Nine Months Ended
                                                            September 30,                    September 30,
                                                     ----------------------------    ------------------------------
                                                         1998            1999             1998             1999
                                                     ------------    ------------    -------------    -------------
       Net sales                                     $ 57,860,000    $ 59,330,000    $ 175,660,000    $ 134,830,000
       Income from operations                           9,250,000       8,200,000       26,520,000       14,970,000
       Interest expense, net                             (700,000)     (1,080,000)      (2,240,000)      (2,570,000)
       Income before income taxes                       8,560,000       7,120,000       24,340,000       12,400,000
       Net income                                       5,070,000       3,990,000       14,430,000        6,860,000
       Diluted earnings per common share                     0.36            0.29             1.02             0.49
       Diluted weighted-average shares outstanding     14,100,000      14,000,000       14,100,000       14,000,000

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

Results of Operations

       The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percent of net sales.

                                           Percent of Net Sales  Percent of Net Sales
                                           --------------------  --------------------
                                               Quarter Ended      Nine Months Ended
                                               September 30,        September 30,
                                           --------------------  --------------------
                                              1998      1999       1998      1999
                                             ------    ------     ------    ------
       Net sales                             100.0%    100.0%     100.0%    100.0%

       Gross profit                           23.7      18.4       23.0      17.5

       Selling, general and administrative
         expenses                              3.0       3.4        3.4       4.3

       Goodwill amortization                    --       1.2         --       1.3

       Income from operations                 20.8      13.8       19.6      11.9

       Interest income (expense), net          0.8      (1.8)       0.6      (1.7)

       Income before taxes on income          21.6      12.0       20.2      10.2

Net sales for the quarter and nine months ended September 30, 1999, increased by $22,088,000 or 59.3% and $16,079,000 or 14.2%, respectively. The increase in net sales is attributable to comparing merged results for 1999 to historical Modtech, Inc. 1998 net sales. On February 16, 1999, the Company completed the SPI Merger and on March 22, 1999, the Company completed the Coastal Acquisition.

Gross profit as a percentage of net sales for the quarter and nine months ended September 30, 1999 decreased to 18.4% and 17.5% from 23.7% and 23.0% for the same period in 1998. The decrease was due principally to the shift in product mix for 1999.

Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 1999 by $938,000 and $1,705,000, an increase of 85.1% and 44.4%, respectively. The increase is primarily due to the integration of SPI Manufacturing, Inc. and Coastal Modular Buildings, Inc. with the Company. As a percentage of sales, selling, general, and administrative expenses for the quarter and nine months ended September 30, 1999 are 3.4% and 4.3%, respectively. The percentages were 3.0% and 3.4% for the same period in 1998.

Goodwill amortization for the quarter and nine months ended September 30, 1999 was $701,000 and $1,732,000, respectively. As a percentage of net sales, goodwill amortization for the quarter and nine months ended September 30, 1999 was 1.2% and 1.3%, respectively. There was no goodwill amortization in 1998.

Due to the combination of a reduced cash balance and debt incurred as a result of the SPI Merger, the quarter and nine months ended September 30, 1999 reflect net interest expense of $1,084,000 and $2,142,000 compared to net interest income of $305,000 and $694,000 for the same period in 1998.

INFLATION

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash to meet its needs from operations, bank borrowings and public offerings. At September 30, 1999, the Company had $2,471,000 in cash. During the nine months ended September 30, 1999, the Company provided cash from operating activities of $4,229,000.

The Company has a $100,000,000 credit facility, of which $30,000,000 represents a revolving loan commitment. The credit facility expires in February 2004. On September 30, 1999, $4,500,000 was outstanding under the revolving loan commitment.

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

The Company is dependent on multiple computer servers and the third-party computer programs running on them to provide data in support of its accounting and engineering functions. In recognition of the potential year 2000 problem, in November 1997, the Company began a program to replace all of its existing engineering and accounting software with new software that is warranted by its vendors as being year 2000 compliant. The software replacement program was completed in November 1998 at a total cost of approximately $250,000. The transfer of SPI's computer data to the Company's computer system was completed during the third quarter of 1999 at a cost of approximately $150,000.

The Company has relationships with various third parties on whom it relies to provide goods and services necessary for the manufacture and distribution of its products. These include suppliers and vendors. As part of its determination of year 2000 readiness, the Company had identified material relationships with third-party vendors and assessed the status of their compliance through the use of questionnaires. This process was completed by the third quarter of 1999 at a cost of approximately $100,000.

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

               None


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


                                             Modtech Holdings, Inc.



Date: November 12, 1999                      By: /s/ Shari L. Walgren
-----------------------                          -------------------------------
                                                 Shari L. Walgren
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                     Description
-------                    -----------
  27              Financial Data Schedule