Form 10-K
period 1999-12-31
MODTECH HOLDINGS INC
filed 2000-03-30
CIK 1075066

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1999

[x]    Transition report pursuant to section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the transition period from    N/A    to    N/A
                                      ---------     ------

Commission File No. 000-25161

                             MODTECH HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              33-0825386
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  2830 BARRETT AVENUE, PERRIS, CALIFORNIA 92571
               (Address of principal executive offices) (Zip Code)

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
         Yes   X     No
             -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 2000 was $64,295,571. As of March 29, 2000, shares entitled to cast an aggregate of 13,178,368 votes were outstanding, including 13,178,368 shares of registrant's Common Stock.

Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered hereby are incorporated by reference in Part III of this Form 10-K report.

                                     PART I

Item 1. BUSINESS

GENERAL

The Company is one of the leading modular building manufacturers in the country with substantial product and geographic diversification. The Company is a leading provider of modular classrooms in the State of California and a significant provider of commercial and light industrial modular buildings in California, Nevada, Arizona, New Mexico, Utah, Colorado and Texas and other neighboring states.

The Company designs, manufactures, markets and installs modular relocatable classrooms. Based upon 1998 net sales, the Company believes that it is the largest manufacturer of modular relocatable classrooms in California. The Company's classrooms are sold primarily to California school districts directly and to third parties and the State of California primarily for lease to California's school districts. The Company's products include standardized classrooms, as well as customized structures for use as libraries, gymnasiums, computer rooms and bathroom facilities. The Company believes that its modular structures can be substituted for virtually any part of a school. The Company's classrooms are engineered and constructed in accordance with structural and seismic safety specifications adopted by the California Department of State Architects which regulates all school construction on public land, standards which are more rigorous than the requirements for other relocatable units.

As a result of net enrollment increases in California schools and budgetary constraints experienced by the State of California which limit the availability of funds for the addition of new classrooms, California's schools are reported to be among the most crowded in the nation. As the State budget deficit has ameliorated, the legislature has increased funding for new classrooms in an effort to reduce the average number of students per class. State funding initiatives include funds from both (i) the State's operating budget, such as the $200 million allocated for construction or addition of classrooms out of the total of $822 million spent under the Class Size Reduction Program for the 1996-1997 school year and the $1.5 billion allocated for the 1997-1998 school year for both general operations and school facilities, and (ii) the sale of statewide bond issues, such as the $9.2 billion bond issue for school construction, including the addition of classrooms which was approved in November 1998. See "Business -- Legislation and Funding."

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

The Company is also a designer, manufacturer and wholesaler of commercial and light industrial modular buildings. The Company designs and builds modular buildings to customer specifications for a wide array of uses, including corporate and professional office space; governmental, education, recreational and religious facilities; and construction site offices. The modular buildings serve as temporary, semi-permanent and permanent facilities and can function as free-standing buildings or additions to existing structures. The commercial and light industrial modular buildings are distributed through national dealers and through multiple regional and local dealers. These dealers lease or sell modular buildings to a diverse end-user market.

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

In connection with the SPI Merger, SPI stockholders received approximately $8 million in cash and approximately 4.6 million shares of Holdings Common Stock. Holdings refinanced approximately $32 million of SPI debt. In connection with the Modtech Merger, Modtech stockholders received approximately $40 million in cash, approximately 8.3 million shares of Holdings Common Stock and 388,939 shares of Holdings Series A Preferred Stock. In connection with both mergers, Holdings incurred a total of approximately $51 million of debt.

The purchase price for the SPI Merger, including acquisition costs, was approximately $89 million. The SPI Merger has been accounted for as a purchase and, accordingly, the results of operations of SPI are included in the Company's consolidated statements of income from the date of acquisition. The excess of fair value of net assets acquired was approximately $115.2 million, and is being amortized on a straight-line basis over 40 years.

Coastal Acquisition. On March 22, 1999, Holdings purchased 100% of the stock of Coastal Modular Buildings, Inc. ("Coastal"). Coastal designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. The acquisition of Coastal has been accounted for as a purchase and, accordingly, the results of operations of Coastal are included in the Company's consolidated statements of income from the date of acquisition.

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

In 1978, California voters approved Proposition 13, which rolled back local property taxes (a traditional source of funding for school districts) and limited the ability of local school districts to raise taxes to finance the construction of school facilities. The passage of Proposition 13, coupled with growing student populations, has increased the need for local school districts to find ways to reduce the cost of adding classrooms. The California legislature has adopted several statutes designed to alleviate some of the problems associated with the shortage of classrooms and lack of local funding alternatives. For example, in 1976, California adopted legislation that through November 1998 required, with certain exceptions, that at least 30% of all new classroom space added using State funds must be relocatable structures. This requirement was satisfied through the purchase or lease of the Company's classrooms. See "Business -- Legislation and Funding." Additionally, in 1979 the California legislature adopted legislation that provides for State funding for the purchase of relocatable classrooms that could be leased to local school districts.

As the number of students enrolled in California schools continued to increase throughout the 1990's, the State of California and California school districts experienced increasing budget shortfalls. The resulting shortage of funding available at both the State and local level led to declining sales of modular relocatable classrooms, by the Company and on an industry-wide basis. However, as the State budget deficit ameliorated, funding for modular relocatable classrooms began to increase. This growth was accelerated when the California Class Size Reduction Program was implemented in November 1996, the goal of which is to reduce class sizes to 20 students in public elementary schools at the kindergarten through third grade levels. For the 1996-1997 school year, the State spent $822 million under this program, including $200 million specifically for facilities, which may be relocatable classrooms. The total State funding under the Class Size Reduction Program for the 1997-1998 school year was approximately $1.5 billion for both general operations and school facilities. See "Business -- Legislation and Funding".

When compared to the construction of a conventionally built classroom, modular classrooms offer a number of advantages, including, among others:

Lower Cost                          --       The cost of the Company's standard
                                             classroom may be as low as $29,000
                                             installed, as compared to $80,000
                                             to $100,000 for conventional
                                             construction of a comparable
                                             classroom;

Shorter Construction Time           --       A modular classroom can be built
                                             and ready for occupancy in a
                                             shorter period of time than that
                                             required for state approval and
                                             construction of a conventional
                                             facility;

Flexibility of Use                  --       Modular relocatable classrooms
                                             enable a school district to use the
                                             units for short or long term needs
                                             and to move them if necessary to
                                             meet shifts in student populations;
                                             and

Ease of Financing                   --       As personal rather than real
                                             property, modular classrooms may be
                                             leased on a long or short-
                                             term basis from manufacturers and
                                             leasing companies. This allows
                                             school districts to finance modular
                                             classrooms out of both their
                                             operating and capital budgets.

For the Company's commercial and light industrial buildings, the growth in the nonresidential modular market has resulted from the wide-spread acceptance of modular structures as an alternative to traditional site construction and the increasing number of applications for modular buildings across a broad spectrum of industries. Because modular buildings are constructed in a factory using an assembly line process, construction is typically not subject to the delays caused by weather and site conditions. Modular buildings can, therefore, generally be built faster than conventional buildings, at a lower cost and with more consistent quality. Modular buildings can generally be relocated more easily to meet the changing needs of end users and be quickly joined to other modular buildings to meet increased space requirements.

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

The two basic structural designs for standard and custom modular classrooms are a rigid frame structure and a shear wall structure. The rigid frame structure uses a steel floor and roof system, supported at each corner with square steel tubing. These buildings have curtain walls to enclose the interior from the outside, and have the advantage of unlimited width and length. Rigid frame structures may be used for multipurpose rooms and physical education buildings as well as standard classrooms. Shear wall classrooms have a maximum width of 48 feet (four 12-foot modules) and a maximum length of 60 feet. These classrooms use the exterior and interior walls to produce the required structural strength and can be built at lower costs than rigid frame structures. The Company's most popular factory-built classroom is a rigid frame design, with two modules connected side by side to complete a 24 by 40-foot classroom.

Custom built classrooms, libraries and gymnasiums contain design variations and dimensions such as ceiling height, pitch, overall size and interior configuration. These units typically are not assembled at the factory but instead are shipped in pieces, including floors, walls and roofs, and assembled on-site. Contracts for custom-built units may include the design, engineering and layout for an entire school or an addition to a school, and involve site preparation, grading, concrete and asphalt work and landscaping. Customized classrooms are generally more expensive and take longer to complete than the Company's standard classrooms.

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

CLASSROOM CUSTOMERS

The Company markets and sells its modular classrooms primarily to California school districts. The Company also sells its classrooms to the State of California and leasing companies, both of which lease the classrooms principally to California school districts. Sales of classrooms accounted for 98.1%, 97.7% and 52.9% of the Company's total net sales for the years ended December 31, 1997, 1998 and 1999. The Company's customers typically pay cash from general operating funds or the proceeds of local bond issues, or lease classrooms through banks, leasing companies and other private funding sources. See " Business -- Legislation and Funding."

Sales of classrooms to individual California school districts accounted for approximately 71.1%, 72.5% and 38.3%, respectively, of the Company's net sales during the years ended December 31, 1997, 1998 and 1999, with sales of classrooms to third party lessors to California school districts during these periods accounting for approximately 19.1%, 13.9% and 9.1%, respectively, of the Company's net sales. The mix of school districts to which the Company sells its products varies somewhat from year to year. Sales of classrooms directly to the State of California during 1999 represented approximately 5.6% of the Company's net sales for the period, compared to approximately 11.3% of the Company's 1998 net sales and approximately 7.9% of the Company's 1997 net sales. Sales of classrooms to private schools, day care providers and out-of-state customers accounted for less than one percent of the Company's net sales during the years ended December 31, 1997, 1998 and 1999. One of the lessors to which the Company sells classrooms for lease to California school districts is affiliated with the Company through ownership by one of the Company's officers. During the years ended December 31, 1997, 1998 and 1999, sales of classrooms to this affiliated leasing company comprised approximately 2.2%, 2.1% and 3.8%, respectively, of the Company's net sales.

COMMERCIAL AND LIGHT INDUSTRIAL MODULAR BUILDINGS

The Company is also a designer, manufacturer and wholesaler of commercial and light industrial modular buildings. The Company designs and builds modular buildings to customer specifications for a wide array of uses, including governmental, healthcare, educational, airport and correctional facilities; office and retail space; daycare centers; libraries; churches; construction trailers; golf clubhouses; police stations; convenience stores; fast food restaurants; and sales offices. The modular buildings serve as temporary, semi-permanent and permanent facilities and can function as free-standing buildings or additions to existing structures. These modular buildings range in size and complexity from a basic single-unit 720-square foot module to a 50,000-square foot building combining several structures and containing multiple stories. The price at which the Company's modular buildings are sold to dealers ranges from $10,000 to $25,000 per module.

SALES AND MARKETING

Classroom Sales Force

At December 31, 1999 the Company's classroom sales force was divided into three marketing regions: Northern, Central and Southern California. At December 31, 1999 the Company employed four classroom salespersons, each of whom is compensated on a commission basis. These salespersons maintain contact with the individual school districts in their respective marketing regions on a quarterly basis. They are also in contact with architects and building inspectors employed by the school districts, as well as school officials who may be in a position to influence purchasing decisions.

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

Dealer Network

The Company's commercial and light industrial modular buildings are sold to users through a network of sales and leasing companies to a wide range of end users. The Company's dealers include national, multiple regional and local dealers. The Company believes that larger dealers are becoming increasingly more inclined to do business with fewer manufacturers and to place their orders with manufacturers who have a history of consistent performance. Certain dealers have developed stringent quality control programs for the modular buildings they distribute. The Company believes its products currently meet or exceed existing dealer quality control standards.

Certain states require the Company's dealers to be licensed to sell or lease the Company's products Historically, these dealers have had sufficient capital resources to support the purchase of modular structures and the maintenance of the structures retained in their lease fleets. Typically, dealers arrange for, and bear the cost of, transporting and installing structures purchased from the Company.

Because of its strong dealer relationships, the Company does not maintain an extensive internal sales force for the sale of commercial and light industrial modular buildings. Instead, the Company maintains an internal marketing and estimating staff whose primary responsibility is to maintain contact with the dealer community and to respond to requests from dealers for price quotations for production of modular buildings for end-users. The Company has few formal marketing or other agreements with its dealers, and substantially all of the Company's dealers also market and sell products of other manufacturers.

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

The Company's commercial and light industrial modular buildings are also produced by a continuous flow assembly line process. Multiple structures are assembled simultaneously at various stations along the assembly line Depending upon the complexity of the design for a particular modular building, the average construction time from receipt of the order to shipment ranges from 30 to 45 days. Once construction of a typical modular building commences, the building can be completed in as few as seven to nine days.

At December 31, 1999 the Company had seven manufacturing facilities. Two are located in Southern California, in Perris, California, which is approximately 60 miles east of Los Angeles. The Company has another facility near Lathrop, California. Lathrop is located approximately 75 miles east of San Francisco. The fourth manufacturing facility is located in Phoenix, Arizona and the fifth manufacturing facility is located in Glendale, Arizona, which are located in the Phoenix Metropolitan area. The Company has another facility in Glen Rose, Texas. Glen Rose is located approximately 75 miles east of Dallas. The seventh manufacturing facility is located in St. Petersburg, Florida, which is located in the Tampa area.

The standard contractual warranty for the Company's modular buildings is one year, although it may be varied by contract specifications. Purchased equipment installed by the Company, such as air conditioning units, carry the manufacturers' standard warranty. Warranty costs have not been material in the past.

The Company believes that there are multiple sources of supplies available for all raw materials and equipment used in manufacturing its modular buildings, most of which are standard construction items such as steel, plywood and wallboard.

BACKLOG

The Company manufactures classrooms and other buildings to fill existing orders only, and not for inventory. As of December 31, 1999, the backlog of sales orders was approximately $60.0 million, up from approximately $25.0 million at December 31, 1998 and down from $71.0 million at December 31, 1997. Only orders, which are scheduled for completion during the following 12-month period, are included in the Company's backlog. The rate of booking new contracts can vary from month to month, and customer changes in delivery schedules can occur. For these reasons, among others, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

COMPETITION

The Company believes that, based upon 1998 net sales, it is the largest modular relocatable classroom manufacturer in California. However, the modular relocatable classroom industry is highly competitive, with the market divided among a number of privately-owned companies whose share of the market is smaller than that of the Company. The Company believes that the nature of the bidding process, the level of performance bonding required, and the industry's regulated environment serve as barriers to market entry, and that the expertise of its management gives it an advantage over competitors. Nevertheless, the Company believes that additional competitors may enter the market in the future, some of whom may have significantly greater capital and other resources than are available to the Company, and that competition may therefore increase.

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

With respect to the commercial and light industrial modular buildings, the nonresidential modular building industry is highly competitive. For the Company's highly customized modular buildings, the main competitive factor is the ability to meet end user requirements in a timely manner, while price is the main competitive factor for less customized structures. Because the cost of transporting completed modular buildings is substantial, most manufacturers limit their distribution to dealers located within a 400-mile radius of their manufacturing facility. As a result, the nonresidential modular building industry is highly fragmented and is composed primarily of small, regionally-based private companies maintaining a single manufacturing facility.

The primary competitors of the Company for commercial and light industrial modular buildings are believed to be Modular Structures International, Walden Structures, Miller Building Systems and Indicom Building Systems.

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

AUTHORITY FOR BOND FINANCING. Under the School Building Lease - Purchase Law of 1976, the State Allocation Board is empowered to purchase or lease school facilities using funds from the periodic issuance of general obligation bonds of the State of California. These purchased or leased school facilities may be made available by the State Allocation Board to school districts. Certain matching funds, usually derived from Developer Fees, are required to be supplied by the school districts seeking state funded facilities. If the school districts acquire relocatable structures using Developer Fees, the amount of the required matching funds is reduced by the cost of such facilities. This reduction in matching funds is intended to provide an incentive for school districts to lease relocatable classrooms. Prior to November 1998, as a condition of funding any project under this program, at least 30% of new classroom space to be added must be comprised of relocatable structures, unless relocatable structures are not available or special conditions of terrain, climate or unavailability of space make the use of relocatable structures impractical. In addition, State funds under this program are not available to school districts which are determined to have an adequate amount of square footage available for their student population.

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

In response to the adoption of Proposition 13, the State of California adopted the California Emergency Classroom Law of 1979, pursuant to which the State Allocation Board may spend up to $35 million per year from available funds to purchase relocatable classrooms to be leased to school districts. Relocatable classrooms are not available to school districts under this program if the school district has available local bond proceeds that could be used to purchase classroom facilities, unless the district has approved projects pending under the School Building Lease - Purchase Law of 1976. The State has, in the past, funded this program primarily from the proceeds of statewide bond issues approved by voters.

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

California has taken steps to encourage local school districts to adopt year-round school programs to help increase the use of existing school facilities and reduce the need for additional school facilities. School districts requesting state funding under the School Building Lease - Purchase Law of 1976 or the Emergency Classroom Law of 1979 discussed above must submit a study examining the feasibility of implementing in the district a year-round educational program that is designed to increase pupil capacity in the district or in overcrowded high school attendance areas. The feasibility study requirement is waived, however, if the district demonstrates that emergency or urgent conditions exist in the district that necessitate the immediate need for relocatable buildings. The demand for new school facilities, including relocatable classrooms, would be adversely affected in the event that a significant number of California school districts implemented year-round school programs. In addition, a significant increase in the level of voluntary or mandatory busing of students from overcrowded schools to schools with excess capacity could adversely affect demand for new school facilities.

ENVIRONMENTAL MATTERS

The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use and disposal of any hazardous materials used by the Company in connection with the manufacture of its products. Both the governmental regulations and the costs associated with complying with such regulations are subject to change in the future.

EMPLOYEES

At December 31, 1999, the Company had 1,243 employees, including 1,071 in manufacturing, 4 in sales, 28 in operations and 140 in general management and administration. The Company's employees are not represented by a labor union, and it has experienced no work stoppages. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

The Company's principal executive and administrative facilities are located in approximately 17,000 square feet of modular buildings at its primary manufacturing facility located in Perris, California. This manufacturing facility occupies twenty-five acres, with approximately 226,000 square feet of covered production space under roof, pursuant to a lease expiring in 2014. A second facility in Perris occupies approximately thirty acres, with approximately 120,000 square feet of covered production space under roof, pursuant to a lease expiring in 2014. This second facility also includes approximately 80,000 square feet under roof used as a metal working facility. The Company's third plant consists of a 400,000 square foot manufacturing facility, with approximately 160,000 square feet of covered production space under roof, on a 30-acre site in Lathrop, California that is leased through 2019.

The fourth plant consists of approximately 50,000 square feet of covered production space under roof, on a 10-acre site in Phoenix, Arizona, pursuant to a lease expiring in 2002. The fifth plant consists of approximately 30,000 square feet of covered production space under roof on a 4-acre site in Glendale, Arizona, pursuant to a lease expiring in 2002. The sixth plant consists of approximately 80,000 square feet of manufacturing area on a 20-acre site in Glen Rose, Texas, outside the Dallas-Fort Worth metropolitan area. The Texas lease expires in 2008. The seventh plant consists of approximately 119,000 square feet of manufacturing area on a 10-acre site in St. Petersburg, Florida that is leased through 2003.

The Company believes that its facilities are well maintained and in good operating condition, and meet the requirements for its immediately foreseeable business needs. Two of the Company's facilities at December 31, 1999 are leased from an affiliate.

The Phoenix facility leased by the Company is located within a 25-square-mile area listed by the Arizona Department of Environmental Quality on the state priority list for contaminated sites. According to a recent environmental site assessment report pertaining to the Phoenix facility and commissioned by the Company, neither the Company nor the prior operators or owners of the property have been identified as potentially responsible parties at this site. Additionally, the environment site assessment report identifies no historical activity on the property leased by the Company that was likely to have been a source of the contaminants at the site.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was traded on the NASDAQ National Market System under the symbol "MODT" at December 31, 1999. The range of high and low sales prices for the common stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below, are as follows:

             Quarter Ended           High          Low
             -------------           ----         -----

                 3/31/99            18.000        8.750
                 6/30/99            11.500        7.375
                 9/30/99            14.000        6.750
                12/31/99             7.656        4.750


On December 31, 1999, the closing sales price on The NASDAQ National Market for a share of the Company's Common Stock was $6.00. The approximate number of holders of record of the Company's Common Stock as of December 31, 1999, was 89.

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

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected income statement and balance sheet data set forth below for the three years ended December 31, 1997, 1998 and 1999 have been derived from the audited financial statements of the Company included elsewhere herein. The selected income statement and balance sheet data set forth below for the years ended December 31, 1995 and 1996 have been derived from audited financial statements of the Company that are not included herein. The selected income statement and balance sheet data set forth below should be read in conjunction with those financial statements (including the notes thereto) and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" also included elsewhere herein.

                                                                      YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                  1995          1996           1997           1998           1999
                                                --------      --------      ---------      ---------      ---------
INCOME STATEMENT DATA:
Net sales ..................................    $ 19,386      $ 49,886      $ 134,050      $ 127,620      $ 167,228

Cost of goods sold .........................      16,401        42,629        107,367         97,765        138,668
                                                --------      --------      ---------      ---------      ---------

Gross profit ...............................       2,985         7,257         26,683         29,855         28,560

Selling, general and administrative expenses       1,613         2,345          5,156          4,739          7,500

Goodwill amortization ......................          --            --             --             --          2,547

Income from operations .....................       1,372         4,912         21,527         25,116         18,513

Interest income (expense), net .............        (387)         (422)          (909)         1,097         (3,083)

Other income (expense) .....................          (1)          (13)            92             25             85
                                                --------      --------      ---------      ---------      ---------

Income before income taxes .................         984         4,477         20,711         26,238         15,515

Provision for income taxes .................          19           208         (7,703)        (9,708)        (7,128)
                                                --------      --------      ---------      ---------      ---------

Net income .................................         965         4,269         13,008         16,530          8,387
                                                --------      --------      ---------      ---------      ---------

Net income available for common stock(1) ...    $    799      $  4,221      $  13,008      $  16,530      $   8,251
                                                --------      --------      ---------      ---------      ---------

Basic earnings per common share(2) .........    $   0.25      $   0.77      $    1.47      $    1.68      $    0.64

Weighted average shares outstanding (in
  thousands)(2) ............................       3,170         5,461          8,854          9,857         12,986

Diluted earnings per common share(2) .......    $   0.14      $   0.47      $    1.31      $    1.50      $    0.59

Weighted average shares outstanding (in
  thousands)(2) ............................       6,712         9,041          9,898         10,988         14,204

                                                                         AS OF DECEMBER 31,
                                                -------------------------------------------------------------------
                                                  1995          1996           1997           1998           1999
                                                --------      --------      ---------      ---------      ---------
BALANCE SHEET DATA:

Working capital ............................    $  4,383      $ 14,069      $  36,417      $  52,129      $  11,231

Total assets ...............................      15,154        34,029         68,220         82,873        168,723

Total liabilities ..........................       6,411        18,716         20,177         17,777         58,050

Long-term debt, excluding current portion ..       3,590         7,844             --             --         32,000

Shareholders' equity .......................       8,743         8,743         48,043         65,097        110,672

                                                                      YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                  1995          1996           1997           1998           1999
                                                --------      --------      ---------      ---------      ---------
SELECTED OPERATING DATA:

Gross margin ...............................        15.4%         14.5%          19.9%          23.4%          17.1%

Operating margin ...........................         7.1%          9.8%          16.1%          19.7%          11.1%

Standard classrooms sold(3) ................         605         1,610          4,514          3,435          2,445

Backlog at period end(4) ...................    $  4,100      $ 58,000      $  71,000      $  25,000      $  60,000

----------
(1) After deduction of preferred stock dividends paid or accrued of $166,000, $48,000 and $136,000 for the years ended December 31, 1995, 1996 and 1999, respectively.

(2) Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". All prior periods have been restated accordingly.

(3) Determined by dividing the total square footage of classroom floors sold during the year by 960 square feet, the floor area of a standard classroom. See "Business -- Modular Relocatable Classrooms."

(4) The Company manufactures classrooms and other buildings to fill existing orders only, and not for inventory. Backlog consists of sales orders scheduled for completion during the next 12 months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

On February 16, 1999, the Company completed the SPI Merger and on March 22, 1999, the Company completed the Coastal Acquisition. The SPI Merger and the Coastal Acquisition were both accounted for as purchases, and accordingly, the results of operations of SPI and Coastal are included in the Company's consolidated statements of income from the date of acquisition. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company, results of operations for prior periods are not necessarily comparable to or indicative of results of operation for current or future periods.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's statements of operations.

                             PERCENTAGE OF NET SALES

                                             YEARS ENDED DECEMBER 31,
                                          -----------------------------
                                           1997        1998       1999
                                          ------      ------     ------
Net sales .........................       100.0%      100.0%     100.0%

Cost of sales .....................        80.1        76.6       82.9
                                         ------      ------     ------

Gross profit ......................        19.9        23.4       17.1

Selling, general and administrative
  expenses ........................         3.8         3.7        4.5

Goodwill amortization .............          --          --        1.5
                                         ------      ------     ------

Income from operations ............        16.1        19.7       11.1

Interest income (expense), net ....        (0.7)        0.9       (1.8)

Other income ......................          --          --         --
                                         ------      ------     ------

Income before income taxes ........        15.4        20.6        9.3

Provision for income taxes ........         5.7         7.6        4.3
                                         ------      ------     ------

Net income ........................         9.7%       13.0%       5.0%
                                         ======      ======     ======


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net sales for the year ended December 31, 1999 increased to $167.2 million, an increase of $39.6 million, or approximately 31.0%, from $127.6 million in 1998. The increase in 1999 is attributable to comparing merged results for 1999 to historical Modtech, Inc. 1998 sales. The increase in net sales as a result of the acquisitions in 1999 was offset by a delay in allocating the funds from the $9.2 billion school construction bond issue which was passed in November 1998.

For the year ended December 31, 1999, gross profit was $28.6 million, a decrease of $1.3 million, or approximately 4.3%, over 1998 gross profit of $29.9 million. Gross profit percentage of net sales decreased to 17.1% in 1999 from 23.4% in 1998. The decrease in gross profit as a percentage of net sales was primarily attributable to the shift in product mix for 1999 as a result of the SPI Merger and the Coastal Acquisition.

In 1999, selling, general and administrative expenses increased to $7.5 million from $4.7 million, due primarily to the integration of SPI Manufacturing, Inc. and Coastal Modular Buildings, Inc. with the Company. As a percentage of net sales, selling, general and administrative expenses increased to 4.5% in 1999 from 3.7% in 1998.

Goodwill amortization for the year ended December 31, 1999 was $2.5 million. As a percentage of net sales, goodwill amortization for the year was 1.5%. Goodwill was recorded for both the SPI Merger and the Coastal Acquisition. There was no goodwill amortization in 1998.

Due to the combination of a reduced cash balance and debt incurred as a result of the SPI Merger and Coastal Acquisition, the year ended December 31, 1999 reflects net interest expense of $3.1 million compared to net interest income of $1.1 million for the year ended December 31, 1998.

The provision for income taxes was $7.1 million for the year ended December 31, 1999, compared to $9.7 million for 1998. The Company's effective tax rate increased to 46.0% for the year ended December 31, 1999 from 37.0% for the year ended December 31, 1998. The effective tax rate in 1999 was negatively impacted by the non-deductibility of goodwill amortization as a result of the SPI Merger and Coastal Acquisition. The effective tax rate in 1998 was positively impacted by a reduction in the federal valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

Since the 1994 Financing described below, the Company has funded its operations and capital expenditures with cash generated internally by operations, supplemented by borrowings under various credit facilities. During the years ended December 31, 1997, 1998 and 1999, the Company's operations provided cash in the amounts of approximately $2.0 million, $32.8 million and $14.4 million, respectively. At December 31, 1999, the Company had approximately $1.2 million in cash.

The Company obtained a new $100 million credit facility with a bank in February 1999. The credit facility provides for a $30 million revolving loan. The credit facility is secured by all the Company's assets, as well as the Company's stock ownership in its subsidiaries. The credit facility expires in February 2004. No amounts were outstanding under the revolving loan commitment at December 31, 1999.

The Company had working capital of $36.4 million, $52.1 million and $11.2 million at December 31, 1997, 1998 and 1999, respectively. In 1999, current assets decreased by $32.6 million, with a decrease of $38.9 million in cash, a decrease of $1.4 million in due from affiliates and a decrease of $2.4 million in income tax receivable, offset by an increase of $6.0 million in contracts receivable, an increase of $2.5 million in costs and estimated earnings in excess of billings and an increase of $2.2 million in inventories. Current liabilities increased by $8.3 million, with accounts payable and accrued liabilities and current maturities of long-term debt increasing by $3.3 million and $7.0 million, respectively, offset by a $2.0 million decrease in billings in excess of costs and estimated earning on contracts. In 1998, current assets increased by $13.2 million, with an increase of $28.5 million in cash, an increase of $1.4 million in deferred tax assets and an increase of $1.3 million in due from affiliates, offset by a decrease of $8.6 million in contracts receivable and a decrease of $12.2 million in costs and estimated earnings in excess of billings. Current liabilities decreased by $2.5 million, with various accrued liabilities and current maturities of long-term debt decreasing by $1.9 million and $1.4 million, respectively, offset by a $0.7 million increase in accounts payable.

Capital expenditures amounted to $4.1 million, $2.1 million and $2.3 million during the years ended December 31, 1997, 1998 and 1999, respectively. In 1997 and 1998, the majority of expenditures were related to the construction of an additional production line at one of its Perris, California facilities. In 1999, the majority of expenditures were as a result of construction of a production line at one of its Perris, California facilities and the addition of metal fabrication machinery at its Glendale, Arizona and St. Petersburg, Florida facilities.

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

Management believes that the Company's existing product lines and manufacturing capacity will enable the Company to generate sufficient cash through operations, supplemented the Company's bank line of credit, to finance the Company's business over the next twelve months. However, additional cash resources may be required if the Company's rate of growth exceeds currently anticipated levels. Moreover, it may prove necessary for the Company to construct or acquire additional manufacturing facilities in order for the Company to compete effectively in new market areas or states which are beyond a 300 mile radius from one of its production facilities. The construction or acquisition of new facilities could require significant additional capital. For these reasons, among others, the Company may need additional debt or equity financing in the future. There can be, however, no assurance that the Company will be successful in obtaining such additional financing, or that any such financing will be available on terms acceptable to it.

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

SEASONALITY

Historically, the Company's quarterly revenues have been highest in the second and third quarters of each calendar year because a large number of orders for modular classrooms placed by school districts require that classrooms be constructed, delivered and installed in time for the upcoming new school year which generally commences in September. The Company has typically been able to add employees as needed to respond to the corresponding increases in manufacturing output required by such seasonality to meet currently foreseeable increases in this seasonal demand. The Company's first and fourth quarter revenues are typically lower due to greater number of holidays and days of inclement weather during such periods. In addition, the Company's operating margins may vary on a quarterly basis depending upon the mix of revenues between standardized classrooms and higher margin customized classrooms and the timing of the completion of large, higher margin customized contracts.

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

Financial Statements

         Independent Auditors' Reports

         Consolidated Balance Sheets - December 31, 1998 and 1999

         Consolidated Statements of Income - For the Years Ended December 31, 1997, 1998 and 1999

         Consolidated Statements of Shareholders' Equity - For the Years Ended December 31, 1997, 1998 and 1999

         Consolidated Statements of Cash Flows - For the Years Ended December 31, 1997, 1998 and 1999

         Summary of Significant Accounting Policies

         Notes to Consolidated Financial Statements

         Schedule Included - For the Years Ended December 31, 1997, 1998 and
         1999

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

         10.2(3)           Transaction Advisory Agreement.

         10.3(4)           Employment Agreement between the Company and Evan M.
                           Gruber.

         10.4(4)           Employment Agreement between the Company and Patrick
                           Van Den Bossche.

         10.5(4)           Employment Agreement between the Company and Michael
                           G. Rhodes.

         10.6(5)           Amendment to Loan and Security Agreement (paid off
                           December 4, 1998).

         10.7(6)           Industrial Development Bond agreements (paid off June
                           1, 1998).

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

         10.12(3)          Financial Advisory Services Agreement.

         10.13(7)          Credit Agreement

         23.1              Independent Auditors' Consent

         27                Financial Data Schedule

----------

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

(6) Incorporated by reference to Modtech, Inc.'s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

(7) Incorporated by reference to Modtech Holdings, Inc.'s Form 10-K filed with the Commission on April 15, 1999 (Commission File No. 000-25161).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2000                  MODTECH HOLDINGS, INC.,
                                      a Delaware corporation


                                      By: /s/ SHARI L. WALGREN
                                          --------------------------------------
                                          Shari L. Walgren
                                          Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by he following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                        Capacities                      Date
----                                        ----------                      ----

/s/ EVAN M. GRUBER                  Director, Chairman of the          March 29, 2000
------------------                  Board, Chief Executive Officer
Evan M. Gruber


/s/ ROBERT W. CAMPBELL              Director                           March 29, 2000
----------------------
Robert W. Campbell


/s/ DANIEL J. DONAHOE               Director                           March 29, 2000
---------------------
Daniel J. Donahoe


/s/ CHARLES R. GWIRTSMAN            Director                           March 29, 2000
------------------------
Charles R. Gwirtsman


/s/ CHARLES A. HAMILTON             Director                           March 29, 2000
-----------------------
Charles A. Hamilton


/s/ CHARLES C. McGETTIGAN           Director                           March 29, 2000
--------------------------
Charles C. McGettigan


/s/ PATRICK VAN DEN BOSSCHE         Director, President                March 29, 2000
---------------------------
Patrick Van Den Bossche


/s/ MYRON A. WICK III               Director                           March 29, 2000
---------------------
Myron A. Wick III

                           MODTECH HOLDINGS, INC.

                           Annual Report - Form 10-K

                           Consolidated Financial Statements and Schedule

                           December 31, 1997, 1998 and 1999

                           (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Modtech Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of Modtech Holdings, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the three-year period ended December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modtech Holdings, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                   /s/ KPMG LLP




Orange County, California
March 10, 2000

                             MODTECH HOLDINGS, INC.

                           Consolidated Balance Sheets

                           December 31, 1998 and 1999


                            ASSETS (NOTE 8)                                     1998                1999
                                                                            ------------        ------------
Current assets:
    Cash and cash equivalents                                               $ 40,142,355        $  1,197,583
    Contracts receivable, less allowance for contract adjustments of
      $429,107 in 1998 and $728,119 in 1999 (note 3)                          12,923,491          18,891,918
    Costs and estimated earnings in excess of billings on contracts
      (notes 4 and 10)                                                         3,823,364           6,277,776
    Inventories (note 5)                                                       4,441,537           6,639,055
    Due from affiliates (note 10)                                              2,343,968             962,908
    Note receivable from affiliates (note 10)                                     45,212              45,212
    Prepaid assets                                                               261,525             443,954
    Income tax receivable                                                      2,367,924                  --
    Deferred tax assets (note 9)                                               3,440,199           2,636,515
    Other current assets                                                          18,502             120,648
                                                                            ------------        ------------

           Total current assets                                               69,808,077          37,215,569
                                                                            ------------        ------------

 Property and equipment, net (note 6)                                         12,313,675          13,872,324
 Goodwill, net (note 7)                                                               --         114,072,403
 Covenants not to compete, net                                                    42,500           1,974,067
 Debt issuance costs, net                                                             --           1,429,938
 Other assets                                                                    709,017             158,367
                                                                            ------------        ------------

                                                                            $ 82,873,269        $168,722,668
                                                                            ============        ============


See accompanying notes to consolidated financial statements.

                             MODTECH HOLDINGS, INC.

                           Consolidated Balance Sheets

                           December 31, 1998 and 1999



                  LIABILITIES AND SHAREHOLDERS' EQUITY                           1998                1999
                                                                             ------------        ------------
Current liabilities:
    Accounts payable                                                         $  3,126,185        $  6,258,625
    Accrued compensation                                                        2,665,231           3,193,523
    Accrued insurance expense                                                   1,410,887             369,590
    Other accrued liabilities                                                   3,338,717           4,013,869
    Billings in excess of costs and estimated earnings on contracts
      (notes 4 and 10)                                                          7,138,142           5,148,486
    Current maturities of long-term debt (note 8)                                      --           7,000,000
                                                                             ------------        ------------

           Total current liabilities                                           17,679,162          25,984,093
                                                                             ------------        ------------

Deferred tax liabilities (note 9)                                                  97,366              66,195
Long-term debt, excluding current portion (note 8)                                     --          32,000,000
                                                                             ------------        ------------

           Total liabilities                                                   17,776,528          58,050,288
                                                                             ------------        ------------

Shareholders' equity:
    Series A preferred stock, $.01 par.  Authorized 5,000,000 shares;
      issued and outstanding 388,939 in 1999 (note 13)                                 --               3,889
    Common stock, $.01 par.  Authorized 25,000,000 shares; issued and
      outstanding 9,871,409 and 13,134,360 in 1998 and 1999 (note 12)              98,714             131,344
    Additional paid-in capital                                                 39,854,127          77,006,238
    Retained earnings                                                          25,143,900          33,530,909
                                                                             ------------        ------------

           Total shareholders' equity                                          65,096,741         110,672,380

Commitments and contingencies (notes 4, 10, 17 and 20)
                                                                             ------------        ------------

                                                                             $ 82,873,269        $168,722,668
                                                                             ============        ============


See accompanying notes to consolidated financial statements.

                             MODTECH HOLDINGS, INC.

                        Consolidated Statements of Income

                  Years ended December 31, 1997, 1998 and 1999


                                                                  1997                  1998                  1999
                                                             -------------         -------------         -------------
Net sales (notes 10 and 15)                                  $ 134,050,485         $ 127,620,102         $ 167,227,690

Cost of goods sold (note 10)                                   107,367,035            97,765,554           138,667,671
                                                             -------------         -------------         -------------

           Gross profit                                         26,683,450            29,854,548            28,560,019

Selling, general, and administrative expenses                    5,155,987             4,738,884             7,500,488
Goodwill amortization (note 7)                                          --                    --             2,546,570
                                                             -------------         -------------         -------------

           Income from operations                               21,527,463            25,115,664            18,512,961
                                                             -------------         -------------         -------------

Other income (expense):
    Interest expense                                            (1,004,198)             (204,535)           (3,512,499)
    Interest income                                                 95,551             1,301,952               429,599
    Other, net                                                      92,103                25,146                85,243
                                                             -------------         -------------         -------------
                                                                  (816,544)            1,122,563            (2,997,657)
                                                             -------------         -------------         -------------

            Income before income taxes                          20,710,919            26,238,227            15,515,304

Income taxes (note 9)                                           (7,702,634)           (9,708,144)           (7,128,295)
                                                             -------------         -------------         -------------

            Net income                                       $  13,008,285         $  16,530,083         $   8,387,009
                                                             -------------         -------------         -------------

Series A preferred stock dividend (note 13)                             --                    --               136,128

            Net income available to common stock             $  13,008,285         $  16,530,083         $   8,250,881
                                                             =============         =============         =============

Basic earnings per common share (note 14)                    $        1.47         $        1.68         $        0.64
                                                             =============         =============         =============

Basic weighted-average shares outstanding (note 14)              8,853,786             9,857,422            12,986,067
                                                             =============         =============         =============

Diluted earnings per common share (note 14)                  $        1.31         $        1.50         $        0.59
                                                             =============         =============         =============

Diluted weighted-average shares outstanding (note 14)            9,897,935            10,988,302            14,204,478
                                                             =============         =============         =============


See accompanying notes to consolidated financial statements.

                             MODTECH HOLDINGS, INC.
                 Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 1997, 1998 and 1999


                                                                                                                       (ACCUMULATED
                                                     SERIES A PREFERRED STOCK        COMMON STOCK          ADDITIONAL    DEFICIT)
                                                     ------------------------   ------------------------     PAID-IN     RETAINED
                                                        SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL      EARNINGS
                                                     -----------   ----------   ----------   ----------   -----------  ------------
      Balance, December 31, 1996                              --           --    8,649,436       86,494    19,620,994    (4,394,468)
      Exercise of options, including tax benefit of
         $753,874 (notes 9 and 12)                            --           --      170,523        1,706     1,119,890            --

      Secondary offering - Net (note 18)                      --           --    1,000,000       10,000    18,590,018            --

      Net income                                              --           --           --           --            --    13,008,285
                                                      ----------   ----------   ----------   ----------    ----------    ----------

      Balance, December 31, 1997                              --           --    9,819,959       98,200    39,330,902     8,613,817

      Exercise of options, including tax benefit of
         $451,563 (notes 9 and 12)                            --           --       51,450          514       523,225            --

      Net income                                              --           --           --           --            --    16,530,083
                                                      ----------   ----------   ----------   ----------    ----------    ----------

      Balance, December 31, 1998                              --           --    9,871,409       98,714    39,854,127    25,143,900

      Exercise of options, including tax benefit of
         $770,648 (notes 9 and 12)                            --           --      268,149        2,682     1,368,040            --

      Issuance of preferred stock (note 13)              388,939        3,889           --           --            --            --

      Issuance of common stock in connection with
         acquisition (note 2)                                 --           --    4,587,824       45,878    75,694,171            --

      Modtech Merger distribution (note 2)                    --           --   (1,593,022)     (15,930)   (39,910,100)          --

      Net income                                              --           --           --           --            --     8,387,009
                                                      ----------   ----------   ----------   ----------    ----------    ----------

      Balance, December 31, 1999                         388,939   $    3,889   13,134,360   $  131,344    $77,006,238   $33,530,909
                                                      ==========   ==========   ==========   ==========    ==========    ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             MODTECH HOLDINGS, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1998 and 1999




                                                                                   1997            1998            1999
                                                                               ------------    ------------    ------------
Cash flows from operating activities:
    Net income                                                                 $ 13,008,285    $ 16,530,083    $  8,387,009
    Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
        Depreciation and amortization                                             1,344,098       1,247,557       5,270,027
        Provision for contract adjustments                                               --              --         280,000
        Loss (gain) on sale of equipment                                             (9,177)         (1,500)         32,112
        (Increase) decrease in assets, net of
          effects from acquisitions:
          Contracts receivable                                                  (11,200,285)      8,922,813      (1,987,086)
          Costs and estimated earnings in excess
            of billings                                                          (6,918,253)     12,197,622      (2,454,412)
          Inventories                                                               235,195          54,579       3,167,029
          Amounts due from affiliates                                              (298,567)     (1,291,334)      1,381,060
          Prepaids and other assets                                                  83,673        (543,045)        948,173
          Income tax receivable                                                          --      (2,183,214)      3,185,950
          Deferred tax assets                                                    (2,192,933)       (960,702)        803,684
        Increase (decrease) in liabilities, net of effects from acquisitions:
          Accounts payable                                                       (3,988,076)        186,075      (1,207,346)
          Accrued compensation                                                    2,247,057        (974,453)        138,376
          Accrued insurance expense                                                 919,145         (59,838)     (1,052,549)
          Other accrued liabilities                                               2,147,816         271,805        (497,875)
          Income tax payable                                                        813,010        (852,028)             --
          Deferred tax liabilities                                                       --          97,366         (31,171)
          Billings in excess of costs and earnings                                5,849,300         140,792      (1,989,656)
                                                                               ------------    ------------    ------------

                  Net cash provided by operating
                    activities                                                    2,040,288      32,782,578      14,373,325
                                                                               ------------    ------------    ------------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                                     60,604           1,500         649,669
    Purchase of property and equipment                                           (4,071,968)     (2,125,613)     (2,268,112)
    Purchase of covenants not to compete                                                 --         (50,000)       (122,500)
    Acquisition of subsidiaries                                                          --        (750,000)    (49,515,499)
                                                                               ------------    ------------    ------------

                  Net cash used in investing
                    activities                                                   (4,011,364)     (2,924,113)    (51,256,442)
                                                                               ------------    ------------    ------------

                                                    (Continued)


                             MODTECH HOLDINGS, INC.

                Consolidated Statements of Cash Flows, Continued




                                                             1997                 1998                 1999
                                                         ------------         ------------         ------------
Cash flows from financing activities:
    Net principal payments under revolving credit
      lines                                              $ (5,901,668)        $    (42,185)        $         --
    Net principal borrowings (payments) on
      long-term debt                                         (625,000)          (1,374,952)          39,000,000
    Payment of debt issuance costs                                 --                   --           (1,733,258)
    Net proceeds from issuance of common stock             19,721,614               72,176              600,074
    Modtech Merger distribution                                    --                   --          (39,928,471)
                                                         ------------         ------------         ------------

                  Net cash provided by (used in)
                    financing activities                   13,194,946           (1,344,961)          (2,061,655)
                                                         ------------         ------------         ------------

                  Net increase (decrease) in cash          11,223,870           28,513,504          (38,944,772)


Cash at beginning of year                                     404,981           11,628,851           40,142,355
                                                         ------------         ------------         ------------

Cash at end of year                                      $ 11,628,851         $ 40,142,355         $  1,197,583
                                                         ============         ============         ============


See accompanying notes to consolidated financial statements.

                             MODTECH HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999





(1)    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS

       Modtech Holdings, Inc. and its subsidiaries (the Company) design, manufacture, market and install modular relocatable classrooms and other modular buildings for commercial use.

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

       The Company also designs and manufactures modular, portable buildings to customer specifications for a wide array of uses, including governmental, healthcare, educational, airport and correctional facilities; office and retail space; daycare centers; libraries; churches; construction trailers; golf clubhouses; police stations; convenience stores; fast food restaurants; and sales offices. The buildings are sold primarily through a network of sales and leasing companies to a wide range of end users.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the financial statements of Modtech Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying value of cash and cash equivalents, contracts receivable and note receivable, costs and estimated earnings in excess of billings on contracts, prepaid and other assets, accounts payable, accrued liabilities, billings in excess of estimated earnings on contracts and long-term debt are measured at cost which approximates their fair value.

       REVENUE RECOGNITION

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

                             MODTECH HOLDINGS, INC.

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

       Other Products

       Sales of other products are recorded upon completion and transfer of title to the customer.

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

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line and accelerated methods over the following estimated useful lives:

               Leasehold improvements                   15 to 31 years
               Machinery and equipment                    5 to 7 years
               Trucks and automobiles                     3 to 5 years
               Office equipment                           5 to 7 years


       IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS HELD FOR DISPOSAL

       Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       GOODWILL

       The costs in excess of the fair market value of net assets acquired for each acquisition is recorded as goodwill and amortized using the straight-line method over a period of 40 years. The Company evaluates the recoverability of these costs based upon expectations of non-discounted cash flows.

       DEBT ISSUANCE COSTS

       Debt issuance costs have been deferred and are being amortized over the term of the credit facility of five years.

                             MODTECH HOLDINGS, INC.

       STOCK OPTION PLANS

       Prior to January 1, 1996, the Company accounted for stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recognized on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provision of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       EARNINGS PER SHARE

       The Company accounts for earnings per share in accordance with SFAS No. 128, "Earnings per Share." This Statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential common shares outstanding.

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

       RECLASSIFICATION

       Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform to the 1999 presentation.


(2)    ACQUISITIONS

       SPI Merger

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

                             MODTECH HOLDINGS, INC.

       In connection with the SPI Merger, SPI stockholders received approximately $8 million in cash and approximately 4.6 million shares of Holdings Common Stock. Holdings refinanced approximately $32 million of SPI debt. In connection with the Modtech Merger, Modtech stockholders received approximately $40 million in cash, approximately 8.3 million shares of Holdings Common Stock and 388,939 shares of Holdings Series A Preferred Stock. In connection with both mergers, the Company incurred a total of approximately $51 million of debt (see note 8).

       The following unaudited pro forma operating results for the Company assume the SPI Merger had been completed as of the beginning of the years presented. The pro forma operating results are adjusted to give effect to the mergers. Additionally, pro forma adjustments have been made for the acquisitions consummated by SPI prior to the merger. Pro forma net sales, in thousands, are $200,260 and $172,870 for 1998 and 1999, respectively. Pro forma net income, in thousands, are $14,480 and $7,930 for 1998 and 1999, respectively. Pro forma diluted earnings per share are $1.03 and $0.57 for 1998 and 1999, respectively.

       The purchase price for the SPI Merger, including acquisition costs, was approximately $89 million. The SPI Merger has been accounted for as a purchase and, accordingly, the results of operations of SPI are included in the Company's consolidated statements of income from the date of acquisition. The excess of fair value of net assets acquired was approximately $115.2 million, and is being amortized on a straight-line basis over 40 years.

       The purchase price allocation of the SPI Merger is as follows:


Current assets                                   $   8,636,887
Property and equipment                               1,499,721
Other tangible assets                                  189,278
Identifiable intangible assets                       2,476,814
Current liabilities                                 (4,724,118)
Current portion of long-term debt                  (10,787,419)
Long-term debt                                     (23,462,179)
                                                 -------------
     Net liabilities assumed                       (26,171,016)
           Total Aggregate Purchase Price          (89,017,553)
                                                 -------------

Goodwill                                         $ 115,188,569
                                                 =============


       Coastal Acquisition

       On March 22, 1999, the Company purchased 100% of the stock of Coastal Modular Buildings, Inc. ("Coastal"). Coastal designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. Coastal is based in St. Petersburg, Florida. The acquisition of Coastal has been accounted for as a purchase and, accordingly, the results of operations of Coastal are included in the Company's consolidated statements of income from the date of acquisition. Pro forma amounts for the Coastal Acquisition are not included, as the effect is not material to the Company's consolidated financial statements.

                             MODTECH HOLDINGS, INC.

 (3)   CONTRACTS RECEIVABLE

       Contracts receivable consisted of customer billings for:


                                                   1998                 1999
                                               ------------         ------------
Completed contracts                            $  5,936,682         $ 14,032,792
Contracts in progress                             5,134,815            3,402,813
Retentions                                        2,281,101            2,184,432
                                               ------------         ------------
                                                 13,352,598           19,620,037
Less allowance for contract adjustments            (429,107)            (728,119)
                                               ------------         ------------

                                               $ 12,923,491         $ 18,891,918
                                               ============         ============



(4) COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS Net costs and estimated earnings in excess of billings on contracts consisted of:


                                                       1998                 1999
                                                   ------------         ------------
Net costs and estimated earnings on
    uncompleted contracts                          $ 96,036,279         $ 97,439,346
Billings to date                                    (99,722,520)         (96,381,190)
                                                   ------------         ------------
                                                     (3,686,241)           1,058,156

Net under billed receivables from completed
    contracts                                           371,463               71,134
                                                   ------------         ------------

                                                   $ (3,314,778)        $  1,129,290
                                                   ============         ============

                             MODTECH HOLDINGS, INC.

       These amounts are shown in the accompanying balance sheets under the following captions:


                                                                  1998                1999
                                                              -----------         -----------
Costs and estimated earnings in excess of billings on
    uncompleted contracts                                     $ 3,372,864         $ 6,125,424
Costs and estimated earnings in excess of billings on
    completed contracts                                           450,500             152,352
                                                              -----------         -----------

    Costs and estimated earnings in excess of billings          3,823,364           6,277,776
                                                              -----------         -----------

Billings in excess of costs and estimated earnings on
    uncompleted contracts                                      (7,059,106)         (5,067,267)
Billings in excess of costs and estimated earnings on
    completed contracts                                           (79,036)            (81,219)
                                                              -----------         -----------

    Billings in excess of costs and estimated earnings         (7,138,142)         (5,148,486)
                                                              -----------         -----------

                                                              $(3,314,778)        $ 1,129,290
                                                              ===========         ===========

(5)    INVENTORIES

       Inventories consist of:


                          1998              1999
                       ----------        ----------

Raw Materials          $4,441,537        $5,403,931
Work in process                --         1,075,149
Finished Goods                 --           159,975
                       ----------        ----------

                       $4,441,537        $6,639,055
                       ==========        ==========



 (6)   PROPERTY AND EQUIPMENT, NET

       Property and equipment, net consists of:


                                             1998                 1999
                                         ------------         ------------
Leasehold improvements                   $ 11,528,459         $ 12,365,370
Machinery and equipment                     4,508,908            5,331,095
Office equipment                              651,436            1,401,475
Construction in progress                      293,860            1,073,738
Trucks and automobiles                        191,402              415,447
Land                                          451,281                   --
                                         ------------         ------------
                                           17,625,346           20,587,125
Less accumulated depreciation and
    amortization                           (5,311,671)          (6,714,801)
                                         ------------         ------------

                                         $ 12,313,675         $ 13,872,324
                                         ============         ============

                             MODTECH HOLDINGS, INC.

(7)    GOODWILL

       Goodwill and accumulated amortization consists of the following:


                                          1998                 1999
                                     -------------        -------------
Goodwill                             $          --        $ 116,618,973
Less accumulated amortization                   --           (2,546,570)
                                     -------------        -------------
                                     $          --        $ 114,072,403
                                     =============        =============



 (8)   LONG-TERM DEBT AND REVOLVING LOAN

       The Company obtained a new $100 million credit facility with a bank in February 1999. The credit facility provides for a $30 million revolving loan, a 5-year term loan of $45 million and a delayed draw 5-year term loan of $25 million. The credit facility is secured by all the Company's assets, as well as the Company's stock ownership in its subsidiaries. The credit facility expires in February 2004. No amounts were outstanding under the revolving loan commitment at December 31, 1999. The Company has one standby letter of credit issued under the credit facility for $552,477 on which no amounts were outstanding as of December 31, 1999.

       Indebtedness under the credit facility bears interest at the lower of (1) LIBOR plus additional interest of between 1.5% and 2.25%, or (2) a rate equal to the greater of (i) the Federal funds rate plus 0.5% or (ii) the bank's prime rate, plus in either case an additional interest of between 0.25% to 1.0%. The additional interest charge is based upon certain financial ratios.

       The credit facility contains various financial covenants for which the Company was in compliance at December 31, 1999, including restrictions on additional borrowings. The term loans are subject to mandatory repayment in certain events, including from the proceeds of any securities offerings by the Company.

       Long-term debt consists of:

                                                                  1998                1999
                                                             ------------        ------------
Term Loan                                                    $         --        $ 37,000,000
Delayed Draw Term Loan                                                 --           2,000,000
                                                             ------------        ------------
                                                                                   39,000,000
Less current portion of long-term debt                                 --          (7,000,000)
                                                             ------------        ------------

                                                             $         --        $ 32,000,000
                                                             ============        ============


       Long-term debt maturities for the next four years are as follows:
       $7,000,000 in 2000, $8,400,000 in 2001, $9,600,000 in 2002 and
       $14,000,000 in 2003.

                             MODTECH HOLDINGS, INC.

 (9)   INCOME TAXES

       The components of the 1997, 1998 and 1999 provision for Federal and state income tax (expense) benefit computed in accordance with Financial Accounting Standard No. 109 are summarized below:


                       1997                 1998                 1999
                   ------------         ------------         ------------
Current:
    Federal        $ (7,874,257)        $ (8,585,201)        $ (4,968,324)
    State            (2,021,309)          (2,272,844)          (1,387,457)
                   ------------         ------------         ------------
                     (9,895,566)         (10,858,045)          (6,355,781)
Deferred:
    Federal           1,634,085              593,693             (640,252)
    State               558,847              556,208             (132,262)
                   ------------         ------------         ------------

                   $ (7,702,634)        $ (9,708,144)        $ (7,128,295)
                   ============         ============         ============


       Income tax (expense) benefit attributable to income from operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from operations as a result of the following:


                                            1997                1998                1999
                                         ----------          ----------          ----------
Taxes, U.S. statutory rates                   (35.0%)             (35.0%)             (35.0%)
State taxes, less Federal benefit              (4.5)               (4.0)               (4.5)
Effect of non-deductible expenses                --                  --                (5.8)
Reduction in Federal valuation
    allowance                                    --                 2.0                  --
Utilization of income tax benefit
    relating to loss carryover                  3.8                  --                  --
Other                                          (1.5)                 --                (0.7)
                                         ----------          ----------          ----------

         Total taxes on income                (37.2%)             (37.0%)             (46.0%)
                                         ==========          ==========          ==========

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows:


                                                        1998              1999
                                                     ----------        ----------
Deferred tax assets:
     Reserves and accruals not recognized for
        income tax purposes                          $2,672,468        $2,063,717
     State taxes                                        578,535           295,588
     Other                                              265,732           379,736
                                                     ----------        ----------

       Total gross deferred tax assets                3,516,735         2,739,041
                                                     ==========        ==========

                             MODTECH HOLDINGS, INC.

Deferred tax liabilities:
     Prepaids                                       $  (165,720)        $   (80,192)
     Depreciation                                            --             (78,813)
     Revenue recognition                                 (8,182)             (9,716)
                                                    -----------         -----------

        Total gross deferred tax liabilities           (173,902)           (168,721)
                                                    -----------         -----------

        Net deferred tax assets                     $ 3,342,833         $ 2,570,320
                                                    ===========         ===========


       These amounts have been presented in the balance sheet as follows:

                                             1998                1999
                                         -----------         -----------
Current deferred tax assets              $ 3,440,199         $ 2,636,515

Noncurrent deferred tax liabilities          (97,366)            (66,195)
                                         -----------         -----------

   Total deferred tax assets             $ 3,342,833         $ 2,570,320
                                         ===========         ===========


       Management believes the existing net deductible temporary differences will reverse during periods in which the Company will have the ability to utilize the deductions to offset other reversing temporary differences which give rise to taxable income.


 (10)  TRANSACTIONS WITH RELATED PARTIES

       SALES

       The Company sells modular classrooms to certain companies and partnerships, the shareholders and partners of which are either shareholders or an officer of the Company. The buildings are then leased to various school districts by the related companies and partnerships.

       The table below summarizes the classroom sales to related parties:


                                  1997               1998               1999
                               ----------         ----------         ----------
Sales                          $2,942,313         $2,675,457         $6,271,813
Cost of goods sold              2,530,803          2,116,691          5,128,455
Gross profit percentage             13.99%             20.90%             18.23%
                               ==========         ==========         ==========


       The related party purchases modular relocatable classrooms from the Company, upon standard terms and at standard wholesale prices.

                             MODTECH HOLDINGS, INC.

       Due from affiliates includes a portion of unpaid invoices as a result of the above transactions. As of December 31, 1998 and 1999 these amounts totaled $2,171,896 and $786,315, respectively. Additional amounts arising from these transactions are included in the following captions:


                                                     1998                1999
                                                 -----------         -----------
Costs and estimated earnings in excess of
    billings on uncompleted contracts            $   492,418         $ 1,888,141
Billings in excess of costs and estimated
    earnings on uncompleted contracts                (90,838)            (31,388)
                                                 ===========         ===========


       NOTE RECEIVABLE

       At December 31, 1998 and 1999, the Company had a note receivable from a related party partnership in the amount of $45,212. The partnership is composed of an officer and shareholders of the Company. The note bears interest at 10% and is payable upon demand. Unpaid interest related to this note and two other related party notes with principal repayment in 1996 totaled $160,590 at December 31, 1998 and $165,111 at December 31, 1999 and is included in due from affiliates.

       OPERATING LEASES

       Certain manufacturing facilities are leased from the Company's Chairman and partnerships composed of an officer and certain shareholders. These related party leases require monthly payments which aggregate $31,000. In connection with the lease at the Lathrop facility, the Company made an $83,000 security deposit during 1990.

       Future minimum lease payments under these leases are discussed in note
       17. Included in cost of goods sold is $444,000, $478,000 and $376,000 in rent expense paid to related parties for the years ended December 31, 1997, 1998, and 1999, respectively.


 (11)  401(k) PLANS

       The Company has tax deferred savings plans under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 12% of gross annual earnings. Company contributions are made on a 50% matching basis of eligible contributions. The Company's contributions were $77,016, $100,452 and $179,861 in 1997, 1998, and 1999, respectively.


(12)   STOCK OPTIONS

       In 1989, the Company's shareholders approved a stock option plan (the 1989 Plan). The 1989 Plan provides for the grant of both incentive and non-qualified options to purchase up to 400,000 shares of the Company's common stock. The incentive stock options can be granted only to employees, including officers of the Company, while non-qualified stock options can be granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options cannot be less than the fair market at the date of the grant (110% if granted to an employee who owns 10% or more of the common stock). All of these options were granted prior to 1999.

                             MODTECH HOLDINGS, INC.

       In March of 1994, pursuant to a vote of the Board of Directors, a non-qualified option plan was approved (the March 1994 Plan). The March 1994 Plan provides for the grant of 200,000 options to purchase shares of the Company's common stock. The exercise price of the stock options cannot be less than the fair market at the date of the grant. All of these options were granted during 1994.

       In May of 1994, the Board of Directors voted and approved an additional stock option plan (the May 1994 Plan). The May 1994 Plan provides for the grant of both incentive and non-qualified options to purchase up to 500,000 shares of the Company's common stock. The incentive stock options can be granted only to employees, including officers of the Company, while non-qualified stock options can be granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options cannot be less than the fair market at the date of the grant (110% if granted to an employee who owns 10% or more of the common stock). All of these options were granted prior to 1999.

       In July 1996, the Company's Board of Directors authorized the grant of options to purchase up to 500,000 shares of the Company's common stock. The non-statutory options may be granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value at the date of the grant (110% if granted to an employee who owns 10% or more of the common stock). All of these options were granted prior to 1999.

       In 1999, the Company's shareholders approved a stock option plan (the 1999 Plan). The 1999 Plan provides for the grant of non-statutory options to purchase up to 1,250,000 shares of the Company's common stock. The non-statutory options may be granted to employees, officers, directors, consultants, independent contractors and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market at the date of the grant (110% if granted to an employee who owns 10% or more of the common stock).

       Stock options outstanding under the Company's Stock Option Plans are summarized as follows:


                                                                   WEIGHTED
                                                                   AVERAGE
                                                SHARES          EXERCISE PRICE
                                             -------------      --------------
                    December 31, 1995              960,000      $        1.63
                        Granted                    315,000               3.26
                        Exercised                 (142,000)              1.77
                        Terminated                 (37,500)              1.50
                                             -------------      -------------

                    December 31, 1996            1,095,500               2.08
                        Granted                    270,833               9.05
                        Exercised                 (120,523)              2.55
                        Terminated                  (5,202)             10.48
                                             -------------      -------------

                    December 31, 1997            1,240,608               3.52
                        Granted                    170,869              19.69
                        Exercised                  (51,450)              1.40
                                             -------------      -------------

                    December 31, 1998            1,360,027               5.63
                        Granted                    438,631               9.00

                             MODTECH HOLDINGS, INC.

    SPI Merger               389,909               2.26
    Modtech Merger          (178,864)              4.61
    Exercised               (268,149)              2.24
    Terminated               (71,513)              7.27
                          ----------         ----------

December 31, 1999          1,670,041         $     6.32
                          ==========         ==========


       As of December 31, 1999, 1,064,542 options are vested and exercisable at prices ranging from $1.19 to $20.57 per share.

       All stock options have a maximum term of ten years and become fully exercisable in accordance with a predetermined vesting schedule which varies.

       The per share weighted-average fair value of stock options granted during 1997, 1998 and 1999 was $9.05, $11.27 and $5.06, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


                                         1997            1998            1999
                                       -------         -------         -------
Expected dividend yield                      0%              0%              0%
Average risk-free interest rate            7.8%            5.6%            5.5%
Volatility factor                        73.06%          71.15%          69.40%
Expected life                          4 years         4 years         4 years
                                       =======         =======         =======


       The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                        1997                1998                1999
                                   -------------       -------------       -------------
 Net Income
     As Reported                   $  13,008,285       $  16,530,083       $   8,387,009
     Pro Forma                        12,044,970          15,424,671           8,054,385
                                   =============       =============       =============
 Basic earnings per share
     As Reported                   $        1.47       $        1.68       $        0.64
     Pro forma                              1.36                1.57                0.61
                                   =============       =============       =============
 Diluted earnings per share
     As Reported                   $        1.31       $        1.50       $        0.59
     Pro Forma                              1.22                1.40                0.57
                                   =============       =============       =============



(13)   SERIES A PREFERRED STOCK

       In conjunction with the Modtech Merger, 388,939 shares of Series A Preferred Stock were issued in February 1999. The Series A Preferred Stock has no voting rights, including, without limitation, the right to vote on the election of directors, mergers, reorganization or a sale of all or substantially all of the

                             MODTECH HOLDINGS, INC.

       Company's assets. Dividends will accrue on each share of Series A Preferred Stock at the rate of $0.40 per annum. Dividends may not be paid on the Company's common stock until all accrued dividends on the Series A Preferred Stock are paid or declared and set aside for payment.

       Subject to proportional adjustments due to stock splits, reverse stock splits and similar transactions, each share of Series A Preferred Stock is convertible into one share of the Company's common stock at any time following two years after their date of issuance. Each outstanding share of Series A Preferred Stock will automatically be converted into the Company's common stock upon the fourth anniversary date of its issuance or upon a change in control.

(14)   EARNINGS PER SHARE

       The following table illustrates the calculation of basic and diluted earnings per common share under the provisions of SFAS No. 128:


                                                                 1997                 1998                 1999
                                                            -------------        -------------        -------------

          BASIC
          Net income                                        $  13,008,285        $  16,530,083        $   8,387,009
          Dividends on preferred stock (note 11)                       --                   --              136,128
                                                            -------------        -------------        -------------
             Net income available to common stock           $  13,008,285        $  16,530,083        $   8,250,881
                                                            =============        =============        =============

          Weighted-average common shares outstanding            8,853,786            9,857,422           12,986,067
                                                            =============        =============        =============

          Basic earnings per common share                   $        1.47        $        1.68        $        0.64
                                                            =============        =============        =============

          DILUTED
          Net income                                        $  13,008,285        $  16,530,083        $   8,387,009
                                                            =============        =============        =============

          Weighted-average common shares outstanding            8,853,786            9,857,422           12,986,067
          Add:
                  Conversion of preferred stock                        --                   --              388,939
                  Exercise of options                           1,044,149            1,130,880              829,472
                                                            -------------        -------------        -------------

          Adjusted weighted-average common shares
              outstanding                                       9,897,935           10,988,302           14,204,478
                                                            =============        =============        =============

          Diluted earnings per common share                 $        1.31        $        1.50        $        0.59
                                                            =============        =============        =============

       Options to purchase 551,096 shares of common stock were outstanding during 1999 but were not included in the computation of diluted earnings per shares because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.


(15)   MAJOR CUSTOMER

       Sales to two major customers represented the following percentage of net sales:


                     1997       1998       1999
                     ----       ----       ----
  Customer A           4%         11%         6%
  Customer B          11%          5%         4%
                    ====        ====       ====

                             MODTECH HOLDINGS, INC.

(16)   SUPPLEMENTAL CASH FLOW DISCLOSURES

       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                           1997               1998               1999
                                       -----------        -----------        -----------
 Cash paid during the year for:
     Interest                          $ 1,058,256        $   209,677        $ 3,209,179
                                       ===========        ===========        ===========
     Income taxes                      $ 8,400,000        $13,755,000        $ 2,320,000
                                       ===========        ===========        ===========


 (17)  COMMITMENTS AND CONTINGENCIES

       LAND LEASES

       The Company has entered into agreements to lease land at its manufacturing facilities. Minimum lease payments under these noncancelable operating leases for the next five years and thereafter are as follows:


          Year ending December 31:
                2000                                    $ 1,894,000
                2001                                      1,845,000
                2002                                      1,583,000
                2003                                      1,236,000
                2004                                        839,000
                Thereafter                                6,577,000
                                                        -----------
                                                        $13,974,000
                                                        ===========


       Of the $13,974,000 in future rental payments, $6,600,000 is payable to related parties (note 10). Rent expense for the years ended December 31, 1997, 1998 and 1999 was $552,000, $713,000 and $2,139,000, respectively.

(18)   SECONDARY STOCK OFFERING

       In November 1997 the Company held a secondary offering of 1,000,000 shares of common stock, which were sold at $20 per share. The net proceeds to the Company were $18,600,000, after the deduction of underwriting discounts, commissions and offering expenses paid by the Company.

       The Company used a portion of the proceeds to repay amounts outstanding under the Company's $20,000,000 revolving loan agreement with a bank. The remaining net proceeds were used as additions to working capital.

                             MODTECH HOLDINGS, INC.

(19)   WARRANTY

       The standard contractual warranty for the Company's modular buildings is one year, although it may be varied by contract specifications. Purchased equipment installed by the Company, such as air conditioning units, carry the manufacturers' standard warranty. To date, warranty costs incurred have been immaterial.

(20)   PENDING CLAIMS AND LITIGATION

       The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of the claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                                   Schedule II

                             MODTECH HOLDINGS, INC.

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1998, and 1999




                                          BALANCE AT         ACQUIRED          AMOUNTS
                                          BEGINNING          THROUGH           CHARGED                            BALANCE AT
             DESCRIPTION                   OF YEAR          ACQUISITION       TO EXPENSE       DEDUCTIONS         END OF YEAR
------------------------------------------------------------------------------------------------------------------------------
Allowance for contract adjustments:

    Year ended December 31, 1997         $    413,373      $         --      $         --      $     (3,254)      $    410,119
                                         ============      ============      ============      ============       ============

    Year ended December 31, 1998         $    410,119      $     30,988      $         --      $    (12,000)      $    429,107
                                         ============      ============      ============      ============       ============

    Year ended December 31, 1999         $    429,107      $     50,000      $    280,000      $    (30,988)      $    728,119
                                         ============      ============      ============      ============       ============

                                 EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------

   23.1                    Independent Auditors' Consent

   27                      Financial Data Schedule