Form 10-Q
period 2000-03-31
MODTECH HOLDINGS INC
filed 2000-05-12
CIK 1075066

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 2000

Commission File Number 000 - 25161



                             MODTECH HOLDINGS, INC.
--------------------------------------------------------------------------------



Delaware                                                  33 - 0825386
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization)                        Identification No.)



2830 Barrett Avenue, Perris, CA                        92571
-------------------------------                        ----------
(Address of principal executive                        (Zip Code)
 office)


                                 (909) 943-4014
                          -----------------------------
                          Registrant's telephone number


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


As of May 5, 2000, there were 13,177,092 of the Registrant's Common Stock outstanding.

                             MODTECH HOLDINGS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                          PART I. FINANCIAL INFORMATION



         The financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

                             MODTECH HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets

                                                                               December 31,         March 31,
                                                                                  1999                2000
-------------------------------------------------------------------------------------------------------------------
                                                                                (Audited)          (Unaudited)
                                 Assets

Current assets:
    Cash and cash equivalents                                                  $  1,198,000       $    262,000
    Contracts receivable, net, including costs in excess of billings of
      $6,278,000 and $12,609,000 in 1999 and 2000, respectively                  25,170,000         33,999,000
    Inventories                                                                   6,639,000         10,141,000
    Due from affiliates                                                           1,008,000          1,451,000
    Deferred tax assets                                                           2,636,000          2,636,000
    Other current assets                                                            565,000            692,000
                                                                               ------------       ------------

           Total current assets                                                  37,216,000         49,181,000
                                                                               ------------       ------------

Property and equipment, net                                                      13,872,000         14,200,000

Other assets
    Goodwill, net                                                               114,073,000        113,343,000
    Covenants not to compete, net                                                 1,974,000          1,778,000
    Debt issuance costs, net                                                      1,430,000          1,344,000
    Other assets                                                                    158,000            168,000
                                                                               ------------       ------------

                                                                               $168,723,000       $180,014,000
                                                                               ============       ============

                  Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities                                   $ 13,836,000       $ 16,983,000
    Billings in excess of costs                                                   5,148,000          3,039,000
    Current revolving line                                                               --         10,800,000
    Current maturities of long-term debt                                          7,000,000          7,250,000
                                                                               ------------       ------------

           Total current liabilities                                             25,984,000         38,072,000

Deferred tax liabilities                                                             66,000             66,000
Long-term debt, excluding current portion                                        32,000,000         30,000,000
                                                                               ------------       ------------

           Total liabilities                                                     58,050,000         68,138,000
                                                                               ------------       ------------

Shareholders' Equity:
  Series A preferred stock, $.01 par.  Authorized 5,000,000 shares;
    issued and outstanding 388,939 in 1999 and 2000                                   4,000              4,000
  Common stock, $.01 par.  Authorized 25,000,000 shares; issued and
    outstanding 13,134,360 and 13,177,092 in 1999 and 2000, respectively            131,000            132,000
  Additional paid-in capital                                                     77,007,000         77,102,000
  Retained earnings                                                              33,531,000         34,638,000
                                                                               ------------       ------------

           Total shareholders' equity                                           110,673,000        111,876,000
                                                                               ------------       ------------

                                                                               $168,723,000       $180,014,000
                                                                               ============       ============

The accompanying notes are an integral part of these financial statements.

                             MODTECH HOLDINGS, INC.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                           1999               2000
--------------------------------------------------------------------------------------
Net sales                                             $ 20,952,000        $ 43,722,000
Cost of goods sold                                      17,456,000          37,900,000
                                                      ------------        ------------

           Gross profit                                  3,496,000           5,822,000

Selling, general and administrative expenses             1,238,000           1,840,000
Goodwill and covenant amortization                         407,000             926,000
                                                      ------------        ------------

           Income from operations                        1,851,000           3,056,000
                                                      ------------        ------------

Other income (expense):
    Interest expense, net                                  (89,000)         (1,014,000)
    Other, net                                               2,000               8,000
                                                      ------------        ------------
                                                           (87,000)         (1,006,000)
                                                      ------------        ------------

           Income before income taxes                    1,764,000           2,050,000

Income taxes                                              (741,000)           (943,000)
                                                      ------------        ------------

           Net income                                 $  1,023,000        $  1,107,000
                                                      ============        ============

Series A preferred stock dividend                           19,000              39,000

           Net income available to common stock       $  1,004,000        $  1,068,000
                                                      ============        ============


Basic earnings per common share                       $       0.08        $       0.08
                                                      ============        ============

Basic weighted-average shares outstanding               12,622,000          13,156,000
                                                      ============        ============

Diluted earnings per common share                     $       0.07        $       0.08
                                                      ============        ============

Diluted weighted-average shares outstanding             14,024,000          14,277,000
                                                      ============        ============


The accompanying notes are an integral part of these financial statements.

                             MODTECH HOLDINGS, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                         1999                 2000
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                                       $  1,023,000        $  1,107,000
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                                     782,000           1,439,000
        (Increase) decrease in assets, net of effects from
          acquisitions:
          Contracts receivable                                                            237,000          (8,829,000)
          Inventories                                                                    (301,000)         (3,502,000)
          Due from affiliates                                                           1,923,000            (443,000)
          Income tax receivable                                                           708,000                  --
          Other current and noncurrent assets                                          (1,173,000)           (137,000)
         Increase (decrease) in liabilities, net of effects from acquisitions:
          Accounts payable and accrued liabilities                                      1,859,000           3,147,000
          Billings in excess of costs                                                     401,000          (2,109,000)
                                                                                     ------------        ------------

                  Net cash provided by (used in) operating activities                   5,459,000          (9,327,000)
                                                                                     ------------        ------------

Cash flows from investing activities:
    Purchase of property and equipment                                                   (515,000)           (755,000)
    Acquisition of subsidiaries                                                       (48,622,000)                 --
                                                                                     ------------        ------------

                  Net cash used in investing activities                               (49,137,000)           (755,000)
                                                                                     ------------        ------------

Cash flows from financing activities:
    Net principal borrowings under revolving credit lines                                      --          10,800,000
    Net principal borrowings (payments) on long-term debt                              45,500,000          (1,750,000)
    Modtech Merger distribution                                                       (39,928,000)                 --
    Proceeds from exercise of stock options                                                    --              96,000
                                                                                     ------------        ------------

                  Net cash provided by financing activities                             5,572,000           9,146,000
                                                                                     ------------        ------------

Net decrease in cash                                                                  (38,106,000)           (936,000)

Cash and cash equivalents at beginning of period                                       40,142,000           1,198,000
                                                                                     ------------        ------------

Cash and cash equivalents at end of period                                           $  2,036,000        $    262,000
                                                                                     ============        ============


The accompanying notes are an integral part of these financial statements.

                             MODTECH HOLDINGS, INC.

              Notes To Condensed Consolidated Financial Statements

                                 March 31, 2000


1) Management Opinion

      In the opinion of management, the condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

      The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.


2) Inventories

      Inventories consist of the following:

                                        1999              2000
                                    -----------       -----------
              Raw materials         $ 5,404,000       $ 7,803,000
              Work in process         1,075,000         2,291,000
              Finished goods            160,000            47,000
                                    -----------       -----------
                                    $ 6,639,000       $10,141,000
                                    ===========       ===========


3) Earnings Per Share

      The following table illustrates the calculation of basic and diluted earnings per common share under the provisions of SFAS No. 128:

                                                               Three Months Ended
                                                                    March 31,
                                                            1999                2000
                                                        ------------        ------------
       BASIC
       Net income                                       $  1,023,000        $  1,107,000
       Dividends on preferred stock                          (19,000)            (39,000)
                                                        ------------        ------------
          Net income available to common stock          $  1,004,000        $  1,068,000
                                                        ============        ============

       Weighted-average common shares outstanding
                                                          12,622,000          13,156,000
                                                        ============        ============

       Basic earnings per common share                  $       0.08        $       0.08
                                                        ============        ============

       DILUTED
       Net income                                       $  1,023,000        $  1,107,000
                                                        ============        ============

       Weighted-average common shares outstanding         12,622,000          13,156,000
       Add:
               Conversion of preferred stock                 389,000             389,000
               Exercise of options                         1,013,000             732,000
                                                        ------------        ------------

       Adjusted weighted-average common shares
           outstanding                                    14,024,000          14,277,000
                                                        ============        ============

       Diluted earnings per common share                $       0.07        $       0.08
                                                        ============        ============

     Options to purchase 547,000 shares of common stock were outstanding during the quarter ended March 31, 2000 but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

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

       In connection with the SPI Merger, SPI stockholders received approximately $8 million in cash and approximately 4.6 million shares of the Company's Common Stock. The Company refinanced approximately $32 million of SPI debt. In connection with the Modtech Merger, Modtech stockholders received approximately $40 million in cash, approximately
       8.3 million shares of the Company's Common Stock and 388,939 shares of the Company's Series A Preferred Stock.

       Following are unaudited pro forma combined results, which are based upon the historical consolidated financial statements of Modtech, Inc. and SPI Manufacturing, Inc., combined, and are adjusted to give effect to the mergers. In addition, pro forma adjustments have been made for the acquisitions consummated by SPI prior to the merger.

                                                                Modtech Holdings, Inc.
                                                             Unaudited Pro Forma Combined
                                                               Selected Financial Data

                                                                  Three Months Ended
                                                                    March 31, 1999
                                                                    --------------
             Net sales                                                $26,600,000
             Income from operations                                     1,500,000
             Interest expense, net                                      (520,000)
             Income before income taxes                                   980,000
             Net income                                                   570,000
             Diluted earnings per common share                               0.04
             Diluted weighted-average shares outstanding               14,024,000


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

                                                             Percent of Net Sales
                                                              Three Months Ended
                                                                   March 31,
                                                             1999           2000
                                                             -----          -----
       Net sales                                             100.0%         100.0%

       Gross profit                                           16.7           13.3

       Selling, general and administrative expenses            5.9            4.2

       Goodwill and covenant amortization                      2.0            2.1

       Income from operations                                  8.8            7.0

       Interest expense, net                                  (0.4)          (2.3)

       Income before income taxes                              8.4            4.7


Net sales for the three months ended March 31, 2000, increased by $22,770,000 or 108.7%. The Company experienced increased sales from the 1998 California New School Construction Bond. Additionally, net sales for the three months ended March 31, 2000 increased as the three months ended March 31, 1999 included net sales of SPI and Coastal from the date of acquisition.

Gross profit as a percentage of net sales for the three months ended March 31, 2000 decreased to 13.3% from 16.7% for the same period in 1999. The decrease was due principally to a shift in product mix for the quarter.

Selling, general and administrative expenses increased for the three months ended March 31, 2000 by $602,000, an increase of 48.6%. The increase is primarily due to the increase in net sales for the quarter, as well as an increase in the number of employees. As a percentage of net sales, selling, general, and administrative expenses decreased from 5.9% in the first three months of 1999 to 4.2% in 2000.

Goodwill and covenant amortization increased for the three months ended March 31, 2000 by $519,000, an increase of 127.5%. Goodwill was recorded for both the SPI Merger and the Coastal Acquisition and was amortized from the date of acquisition. As a percentage of net sales, goodwill and covenant amortization increased from 2.0% in the first three months of 1999 to 2.1% in 2000.

Interest expense increased for the three months ended March 31, 2000 by $925,000. The increase is attributable to a reduced cash balance, debt incurred as a result of the SPI Merger, which occurred in February 1999, and increased line of credit borrowings. As a percentage of net sales, interest expense increased from 0.4% in the first three months of 1999 to 2.3% in 2000.

INFLATION

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash to meet its needs from operations, bank borrowings and public offerings. At March 31, 2000, the Company had $262,000 in cash. During the three months ended March 31, 2000, the Company used cash from operating activities of $9,327,000.

The Company has a $100,000,000 credit facility, of which $30,000,000 represents a revolving loan commitment. The credit facility expires in February 2004. On March 31, 2000, $10,800,000 was outstanding under the revolving loan commitment.

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


                                        Modtech Holdings, Inc.



Date: May 12, 2000                      by:  /s/ Shari L. Walgren
     -------------------                     -----------------------------------
                                             Shari L. Walgren
                                             Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------

  27         Financial Data Schedule