Form 10-Q
period 2000-06-30
MODTECH HOLDINGS INC
filed 2000-08-11
CIK 1075066

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 2000

Commission File Number 000 - 25161


                             MODTECH HOLDINGS, INC.
--------------------------------------------------------------------------------



             Delaware                                           33 - 0825386
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of Incorporation or organization)                            Identification No.)


2830 Barrett Avenue, Perris, CA                                     92571
---------------------------------------                      -------------------
(Address of principal executive office)                           (Zip Code)


Registrant's telephone number:                                 (909) 943-4014

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

As of August 9, 2000, there were 13,205,086 of the Registrant's Common Stock outstanding.

                             MODTECH HOLDINGS, INC.


                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 2000


                PART I. STATEMENT REGARDING FINANCIAL INFORMATION


        The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

                             MODTECH HOLDINGS, INC.

                      Condensed Consolidated Balance Sheets

                                                                December 31,         June 30,
                                                                   1999                2000
                                                               -------------       ------------
                                                                 (Audited)          (Unaudited)
                        Assets
Current assets:
    Cash and cash equivalents                                  $  1,198,000        $  1,627,000
    Contracts receivable, net, including costs in
      excess of billings of $6,278,000 and $16,137,000
      in 1999 and 2000, respectively                             25,170,000          53,480,000
    Inventories                                                   6,639,000          11,627,000
    Due from affiliates                                           1,008,000             752,000
    Deferred tax assets                                           2,636,000           2,636,000
    Other current assets                                            565,000             486,000
                                                               ------------        ------------
           Total current assets                                  37,216,000          70,608,000
                                                               ------------        ------------

Property and equipment, net                                      13,872,000          14,961,000

Other assets
    Goodwill, net                                               114,073,000         112,615,000
    Covenants not to compete, net                                 1,974,000           1,581,000
    Debt issuance costs, net                                      1,430,000           1,257,000
    Other assets                                                    158,000             181,000
                                                               ------------        ------------

                                                               $168,723,000        $201,203,000
                                                               ============        ============

               Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities                   $ 13,836,000        $ 27,793,000
    Billings in excess of costs                                   5,148,000           3,577,000
    Revolving credit line                                                --          19,325,000
    Current maturities of long-term debt                          7,000,000           7,500,000
                                                               ------------        ------------
           Total current liabilities                             25,984,000          58,195,000

Deferred tax liabilities                                             66,000              66,000
Long-term debt, excluding current portion                        32,000,000          28,000,000
                                                               ------------        ------------
           Total liabilities                                     58,050,000          86,261,000
                                                               ------------        ------------
Shareholders' Equity:
  Series A preferred stock, $.01 par. Authorized
    5,000,000 shares; issued and outstanding
    388,939 in 1999 and 2000                                          4,000               4,000
  Common stock, $.01 par. Authorized 25,000,000 shares;
    issued and outstanding 13,134,360 and 13,205,086 in
    1999 and 2000, respectively
                                                                    131,000             132,000
  Additional paid-in capital                                     77,007,000          77,136,000
  Retained earnings                                              33,531,000          37,670,000
                                                               ------------        ------------
           Total shareholders' equity                           110,673,000         114,942,000
                                                               ------------        ------------
                                                               $168,723,000        $201,203,000
                                                               ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MODTECH HOLDINGS, INC.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

                                                           Three Months Ended                       Six Months Ended
                                                                June 30,                                June 30,
                                                    -------------------------------       --------------------------------
                                                         1999              2000                 1999               2000
--------------------------------------------------------------------------------------------------------------------------
Net sales                                           $ 48,915,000       $ 65,182,000       $ 69,867,000       $ 108,904,000
Cost of goods sold                                    40,750,000         55,463,000         58,206,000          93,363,000
                                                    ------------       ------------       ------------       -------------
        Gross profit                                   8,165,000          9,719,000         11,661,000          15,541,000

Selling, general, and administrative expenses          2,002,000          1,988,000          3,240,000           3,828,000
Goodwill and covenant amortization                       892,000            925,000          1,299,000           1,851,000
                                                    ------------       ------------       ------------       -------------
        Income from operations                         5,271,000          6,806,000          7,122,000           9,862,000
                                                    ------------       ------------       ------------       -------------
Other income (expense):
    Interest expense, net                               (969,000)        (1,210,000)        (1,058,000)         (2,224,000)
    Other, net                                                --             19,000              2,000              27,000
                                                    ------------       -------------      ------------       -------------
                                                        (969,000)        (1,191,000)        (1,056,000)         (2,197,000)
                                                    ------------       ------------       ------------       -------------

         Income before income taxes                    4,302,000          5,615,000          6,066,000           7,665,000

Income taxes                                          (2,001,000)        (2,583,000)        (2,742,000)         (3,526,000)
                                                    ------------       ------------       ------------       -------------
         Net income                                 $  2,301,000       $  3,032,000       $  3,324,000       $   4,139,000
                                                    ------------       ============       ============       =============

Series A Preferred stock dividend                         39,000             39,000             58,000              78,000

          Net income available to common stock      $  2,262,000       $  2,993,000       $  3,266,000       $   4,061,000
                                                    ============       ============       ============       =============
Basic earnings per common share                     $       0.18       $       0.23       $       0.26       $        0.31
                                                    ============       ============       ============       =============
Basic weighted-average shares outstanding             12,628,000         13,196,000         12,626,000          13,176,000
                                                    ============       ============       ============       =============
Diluted earnings per common share                   $       0.16       $       0.21       $       0.23       $        0.29
                                                    ============       ============       ============       =============
Diluted weighted-average shares outstanding           14,000,000         14,399,000         14,000,000          14,332,000
                                                    ============       ============       ============       =============


The accompanying notes are an integral part of these condensed consolidated financial statements

                             MODTECH HOLDINGS, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                           -------------------------------
                                                                               1999                2000
                                                                           ------------       ------------
Cash flows from operating activities:
    Net income                                                             $  3,324,000       $  4,139,000
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                         2,101,000          2,918,000
        Loss on sale of equipment                                                 8,000                 --
        (Increase) decrease in assets, net of effects from
             acquisitions:
          Contracts receivable                                              (12,885,000)       (28,310,000)
          Inventories                                                        (1,342,000)        (4,988,000)
          Due from affiliates                                                 1,492,000            256,000
          Income tax receivable                                               2,760,000                 --
          Other current and noncurrent assets                                (1,352,000)            56,000
        Increase (decrease) in liabilities, net of effects from
          acquisitions:
          Accounts payable and accrued liabilities                            4,438,000         13,957,000
          Billings in excess of costs                                         2,142,000         (1,571,000)
                                                                           ------------       ------------
                  Net cash provided by (used in) operating activities           686,000        (13,543,000)
                                                                           ------------       ------------
Cash flows from investing activities:
    Purchase of property and equipment                                         (725,000)        (1,983,000)
    Acquisition of subsidiaries                                             (48,622,000)                --
                                                                           ------------       ------------
                  Net cash used in investing activities                     (49,347,000)        (1,983,000)
                                                                           ------------       ------------
Cash flows from financing activities:
    Net principal borrowings under revolving credit lines                     5,000,000         19,325,000
    Net principal borrowings (payments) on long-term debt                    44,000,000         (3,500,000)
    Modtech Merger distribution                                             (39,928,000)                --
    Proceeds from exercise of stock options                                     145,000            130,000
                                                                           ------------       ------------
                  Net cash provided by financing activities                   9,217,000         15,955,000
                                                                           ------------       ------------

Net increase (decrease) in cash and cash equivalents                        (39,444,000)           429,000

Cash and cash equivalents at beginning of period                             40,142,000          1,198,000
                                                                           ------------       ------------
Cash and cash equivalents at end of period                                 $    698,000       $  1,627,000
                                                                           ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                             MODTECH HOLDINGS, INC.

              Notes To Condensed Consolidated Financial Statements

                                  June 30, 2000



(1)  Management Opinion

     In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

     The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward - looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward - looking statements.

(2)  Inventories

     Inventories consist of the following:

                                                  1999              2000
                                               ----------        -----------

                  Raw materials                $5,404,000        $ 9,799,000
                  Work in process               1,075,000          1,782,000
                  Finished goods                  160,000             46,000
                                               ----------        -----------
                                               $6,639,000        $11,627,000
                                               ==========        ===========

(3)  Earnings Per Share

     The following table presents the calculation of basic and diluted earnings per common share under the provisions of SFAS No. 128:


                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            -------------------------------       -------------------------------
                                                1999               2000                1999               2000
                                            ------------       ------------       ------------       ------------
     BASIC
     Net income                             $  2,301,000       $  3,032,000       $  3,324,000       $  4,139,000
     Dividends on preferred stock                (39,000)           (39,000)           (58,000)           (78,000)
                                            ------------       ------------       ------------       ------------
        Net income available to common
          stock                             $  2,262,000       $  2,993,000       $  3,266,000       $  4,061,000
                                            ============       ============       ============       ============
     Basic weighted-average shares
         outstanding                          12,628,000         13,196,000         12,626,000         13,176,000
                                            ============       ============       ============       ============
     Basic earnings per common share        $       0.18       $       0.23       $       0.26       $       0.31
                                            ============       ============       ============       ============


     DILUTED
     Net income                                 $ 2,301,000      $ 3,032,000      $ 3,324,000      $ 4,139,000
                                                ===========      ===========      ===========      ===========

     Basic weighted-average shares
         outstanding                             12,628,000       13,196,000       12,626,000       13,176,000
     Add:
           Conversion of preferred stock            389,000          389,000          389,000          389,000
           Exercise of stock options                983,000          814,000          985,000          767,000
                                                -----------      -----------      -----------      -----------
     Diluted weighted-average shares
         outstanding                             14,000,000       14,399,000       14,000,000       14,332,000
                                                ===========      ===========      ===========      ===========
     Diluted earnings per common share          $      0.16      $      0.21      $      0.23      $      0.29
                                                ===========      ===========      ===========      ===========

     Options to purchase 204,000 and 547,000 shares of common stock were outstanding during the three and six months ended June 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

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

                             Modtech Holdings, Inc.
              Unaudited Pro Forma Combined Selected Financial Data

                                                      Three Months Ended    Six Months Ended
                                                        June 30, 1999        June 30, 1999
                                                      ------------------    ----------------
     Net sales                                          $ 48,900,000         $ 75,500,000
     Income from operations                                5,270,000            6,770,000
     Interest expense, net                                  (970,000)          (1,490,000)
     Income before income taxes                            4,300,000            5,280,000
     Net income                                            2,300,000            2,870,000
     Diluted earnings per common share                          0.16                 0.20
     Diluted weighted-average shares outstanding          14,000,000           14,000,000

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percent of net sales.

                                                  Percent of Net Sales          Percent of Net Sales
                                                  --------------------          --------------------
                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                  --------------------          --------------------
                                                  1999           2000           1999           2000
                                                  -----          -----          -----          -----
     Net sales                                    100.0%         100.0%         100.0%         100.0%

     Gross profit                                  16.7           14.9           16.7           14.3

     Selling, general and administrative
       expenses                                     4.1            3.0            4.6            3.5

     Goodwill and covenant amortization             1.8            1.4            1.9            1.7

     Income from operations                        10.8           10.4           10.2            9.1

     Interest expense, net                         (2.0)          (1.9)          (1.5)          (2.0)

     Income before income taxes                     8.8            8.6            8.7            7.0

Net sales for the three and six months ended June 30, 2000, increased by $16,267,000 or 33.3% and $39,037,000 or 55.9%, respectively. The Company experienced increased sales for the three and six months ended June 30, 2000 from the public school system in California where funds from the 1998 California School Construction Bond have begun and continue to flow. Sales outside of California increased, spurred by the growth of the national economy. Additionally, net sales for the six months ended June 30, 2000 increased as the six months ended June 30, 1999 only included net sales for SPI and Coastal from their respective dates of acquisition.

Gross profit as a percentage of net sales for the three and six months ended June 30, 2000 decreased to 14.9% and 14.3%, respectively, from 16.7% and 16.7% for the same periods in 1999. The decrease was due principally to a shift in product mix during the three and six month periods ended June 30, 2000.

Selling, general and administrative expenses decreased for the three months ended June 30, 2000 by $14,000 or 0.7% and increased by $588,000 or 18.1% for the six months ended June 30, 2000. Selling, general and administrative expenses for the six months ended June 30, 2000 increased as the six months ended June 30, 1999 only included selling, general and administrative expenses for SPI and Coastal from their respective dates of acquisition. The increase is also due to the increase in net sales for the six months ended June 30, 2000, as well as an increase in the number of employees. As a percentage of sales, selling, general, and administrative expenses for the three and six months ended June 30, 2000 are 3.0% and 3.5%, respectively. The percentages were 4.1% and 4.6% for the same periods in 1999.

Goodwill and covenant amortization for the three and six months ended June 30, 2000 was $925,000 and $1,851,000. As a percentage of net sales, goodwill and covenant amortization for the three and six months ended June 30, 2000 was 1.4% and 1.7%, respectively. Goodwill was recorded for both the SPI Merger and the Coastal Acquisition and is being amortized from the respective dates of acquisition.

Interest expense increased for the three and six months ended June 30, 2000 by $241,000 or 24.9% and $1,166,000 or 110.2%, respectively. The increase is attributable to a reduced cash balance, debt incurred as a result of the SPI Merger, which occurred in February 1999, and increased line of credit borrowings. As a percentage of net sales, interest expense decreased from 2.0% in the three months ended June 30, 1999 to 1.9% in 2000. As a percentage of net sales, interest expense increased from 1.5% in the six months ended June 30, 2000 to 2.0% in 2000.

INFLATION

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash to meet its needs from operations, bank borrowings and public offerings. At June 30, 2000, the Company had $1,627,000 in cash. During the six months ended June 30, 2000, the Company used cash from operating activities of $13,543,000, primarily resulting from increased contract receivables and inventories.

The Company has a $100,000,000 credit facility, of which $30,000,000 represents a revolving loan commitment. The credit facility is secured by all the Company's assets, as well as the Company's stock ownership in its subsidiaries. The credit facility expires in February 2004. On June 30, 2000, $19,325,000 was outstanding under the revolving loan commitment.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101) "Revenue Recognition in Financial Statements". This Staff Accounting Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's consolidated results of operations.

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


                                        Modtech Holdings, Inc.


Date: August 11, 2000                   By: /s/ Shari L. Walgren
                                            ---------------------------
                                                Shari L. Walgren
                                                Chief Financial Officer

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                     DESCRIPTION
       -------                    -----------

         27                 Financial Data Schedule