Form 10-Q
period 2000-09-30
MODTECH HOLDINGS INC
filed 2000-11-14
CIK 1075066

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 2000

Commission File Number 000 - 25161



                             MODTECH HOLDINGS, INC.
--------------------------------------------------------------------------------



Delaware                                      33 - 0825386
-------------------------------               ------------------
(State or other jurisdiction of                (I.R.S. Employer
Incorporation or organization)                Identification No.)



2830 Barrett Avenue, Perris, CA               92571
-------------------------------               ------------------
(Address of principal executive              (Zip Code)
 office)


Registrant's telephone number:               (909) 943-4014

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


                                                         Yes [X]    No [ ]


As of November 10, 2000, there were 13,348,015 of the Registrant's Common Stock outstanding.

                             MODTECH HOLDINGS, INC.



                                    FORM 10-Q



                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                PART I. STATEMENT REGARDING FINANCIAL INFORMATION






      The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

                             MODTECH HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets


                                                               December 31,     September 30,
                                                                   1999              2000
-----------------------------------------------------------------------------------------------
                                                                (Audited)        (Unaudited)
                          Assets

Current assets:
   Cash and cash equivalents                                    $  1,198,000      $  1,901,000
   Contracts receivable, net, including costs in excess of
     billings of $6,278,000 and $18,673,000 in 1999 and           25,170,000        70,618,000
     2000, respectively
   Inventories                                                     6,639,000        13,217,000
   Due from affiliates                                             1,008,000           994,000
   Deferred tax assets                                             2,636,000         2,636,000
   Other current assets                                              565,000           767,000
                                                                ------------      ------------

         Total current assets                                     37,216,000        90,133,000

Property and equipment, net                                       13,872,000        14,824,000

Other assets
   Goodwill, net                                                 114,073,000       111,886,000
   Covenants not to compete, net                                   1,974,000         1,385,000
   Debt issuance costs, net                                        1,430,000         1,281,000
   Other assets                                                      158,000           158,000
                                                                ------------      ------------
                                                                $168,723,000      $219,667,000
                                                                ============      ============

           Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                     $ 13,836,000      $ 32,670,000
   Billings in excess of costs                                     5,148,000         3,945,000
   Revolving credit line                                                  --        27,825,000
   Current maturities of long-term debt                            7,000,000         9,500,000
                                                                ------------      ------------
         Total current liabilities                                25,984,000        73,940,000

Deferred tax liabilities                                              66,000            66,000
Long-term debt, excluding current portion                         32,000,000        26,000,000
                                                                ------------      ------------
         Total liabilities                                        58,050,000       100,006,000
                                                                ------------      ------------

Shareholders' Equity:
  Series A preferred stock, $.01 par.  Authorized
     5,000,000 shares; issued and outstanding 388,939 in               4,000             4,000
     1999 and 2000
  Common stock, $.01 par.  Authorized 25,000,000 shares;
     issued and outstanding 13,134,360 and 13,324,515 in
     1999 and 2000, respectively                                     131,000           133,000
  Additional paid-in capital                                      77,007,000        77,324,000
  Retained earnings                                               33,531,000        42,200,000
                                                                ------------      ------------
         Total shareholders' equity                              110,673,000       119,661,000
                                                                ------------      ------------
                                                                $168,723,000      $219,667,000
                                                                ============      ============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    MODTECH HOLDINGS, INC.

                         Condensed Consolidated Statements of Income

                                         (Unaudited)

                                                           Quarter Ended                       Nine Months Ended
                                                           September 30,                          September 30,
                                                       1999              2000               1999                 2000
--------------------------------------------------------------------------------------------------------------------------

Net sales                                        $  59,331,000       $  76,450,000       $ 129,198,000       $ 185,354,000
Cost of goods sold                                  48,390,000          63,140,000         106,596,000         156,503,000
                                                 -------------       -------------       -------------       -------------

        Gross profit                                10,941,000          13,310,000          22,602,000          28,851,000

Selling, general, and administrative                 1,847,000           2,235,000           5,087,000           6,063,000
   expenses
Goodwill and covenant amortization                     894,000             925,000           2,193,000           2,776,000
                                                 -------------       -------------       -------------       -------------

        Income from operations                       8,200,000          10,150,000          15,322,000          20,012,000
                                                 -------------       -------------       -------------       -------------

Other income (expense):
   Interest expense, net                            (1,084,000)         (1,464,000)         (2,142,000)         (3,688,000)
   Other, net                                            5,000              25,000               7,000              52,000
                                                 -------------       -------------       -------------       -------------
                                                    (1,079,000)         (1,439,000)         (2,135,000)         (3,636,000)
                                                 -------------       -------------       -------------       -------------
        Income before income taxes                   7,121,000           8,711,000          13,187,000          16,376,000

Income taxes                                        (3,129,000)         (4,181,000)         (5,871,000)         (7,707,000)
                                                 -------------       -------------       -------------       -------------
        Net income                               $   3,992,000       $   4,530,000       $   7,316,000       $   8,669,000

Series A preferred stock dividend                       39,000              39,000              97,000             117,000
                                                 -------------       -------------       -------------       -------------

        Net income available to common stock     $   3,953,000       $   4,491,000       $   7,219,000       $   8,552,000
                                                 =============       =============       =============       =============

Basic earnings per common share                  $        0.31       $        0.34       $        0.57       $        0.65
                                                 =============       =============       =============       =============

Basic weighted-average shares outstanding           12,772,000          13,254,000          12,685,000          13,202,000
                                                 =============       =============       =============       =============

Diluted earnings per common share                $        0.29       $        0.31       $        0.52       $        0.60
                                                 =============       =============       =============       =============

Diluted weighted-average shares outstanding         14,000,000          14,408,000          14,000,000          14,355,000
                                                 =============       =============       =============       =============





  The accompanying notes are an integral part of these condensed consolidated financial statements

                                    MODTECH HOLDINGS, INC.

                       Condensed Consolidated Statements of Cash Flows

                                         (Unaudited)



                                                                  Nine Months Ended
                                                                    September 30,
                                                                1999              2000
--------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                 $ 7,316,000      $  8,669,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                            3,530,000         4,435,000
       Loss on sale of equipment                                    8,000             1,000
       (Increase) decrease in assets, net of effects
        from acquisitions:
        Contracts receivable                                  (18,037,000)      (45,448,000)
        Inventories                                              (547,000)       (6,578,000)
        Due from affiliates                                      (557,000)           14,000
        Income tax receivable                                   2,760,000                --
        Other current and noncurrent assets                    (1,728,000)         (327,000)
       Increase (decrease) in liabilities, net of
           effects from acquisitions:
        Accounts payable and accrued liabilities               10,129,000        18,834,000
        Billings in excess of costs                             1,355,000        (1,203,000)
                                                              -----------       -----------
               Net cash provided by (used in) operating
                 activities                                     4,229,000       (21,603,000)
                                                              -----------       -----------

Cash flows from investing activities:
   Purchase of property and equipment                            (850,000)       (2,338,000)
   Acquisition of subsidiaries, net of cash                   (48,622,000)               --
     acquired                                                 -----------       -----------
               Net cash used in investing activities          (49,472,000)       (2,338,000)
                                                              -----------       -----------

Cash flows from financing activities:
   Net principal borrowings under revolving credit line         4,500,000        27,825,000
   Net principal borrowings (payments) on long-term debt       42,500,000        (3,500,000)
   Modtech Merger distribution                                (39,928,000)               --
   Proceeds from exercise of stock options                        500,000           319,000
                                                              -----------       -----------
               Net cash provided by financing activities        7,572,000        24,644,000
                                                              -----------       -----------
Net increase (decrease) in cash and cash equivalents          (37,671,000)          703,000

Cash and cash equivalents at beginning of period               40,142,000         1,198,000
                                                              -----------       -----------

Cash and cash equivalents at end of period                    $ 2,471,000       $ 1,901,000
                                                              ===========       ===========




  The accompanying notes are an integral part of these condensed consolidated financial statements

                                    MODTECH HOLDINGS, INC.

                     Notes To Condensed Consolidated Financial Statements

                                         (Unaudited)

                                      September 30, 2000



1) Management Opinion

     In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

     The results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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



2) Inventories

     Inventories consist of the following:


                                              1999             2000
                                          -----------      -----------
                     Raw materials        $ 5,404,000      $10,984,000
                     Work in process        1,075,000        2,181,000
                     Finished goods           160,000           52,000
                                          -----------      -----------
                                          $ 6,639,000      $13,217,000
                                          ===========      ===========


3) Earnings Per Share

     The following table presents the calculation of basic and diluted earnings per common share under the provisions of SFAS No. 128:

                                                               Quarter Ended                            Nine Months Ended
                                                               September 30,                                September 30,
                                                           1999                2000                  1999                   2000
                                                      ------------         ------------          ------------          ------------
     BASIC
     Net income                                       $  3,392,000         $  4,530,000          $  7,316,000          $  8,669,000
     Dividends on preferred stock                          (39,000)             (39,000)              (97,000)             (117,000)
                                                      ------------         ------------          ------------          ------------
        Net income available to common stock          $  3,953,000         $  4,491,000          $  7,219,000          $  8,552,000
                                                      ============         ============          ============          ============

     Basic weighted-average shares outstanding          12,772,000           13,254,000            12,685,000            13,202,000
                                                      ============         ============          ============          ============

     Basic earnings per common share                  $       0.31         $       0.34          $       0.57          $       0.65
                                                      ============         ============          ============          ============


                                                                 Quarter Ended                        Nine Months Ended
                                                                  September 30,                         September 30,
                                                           1999               2000                 1999               2000
                                                       -----------         -----------         -----------         -----------
     DILUTED
     Net income                                        $ 3,992,000         $ 4,530,000         $ 7,316,000         $ 8,669,000
                                                       ===========         ===========         ===========         ===========

     Basic weighted-average shares outstanding          12,772,000          13,254,000          12,685,000          13,202,000
     Add:
             Conversion of preferred stock                 389,000             389,000             389,000             389,000

             Exercise of stock options                     839,000             765,000             926,000             764,000
                                                       -----------         -----------         -----------         -----------

     Diluted weighted-average shares outstanding        14,000,000          14,408,000          14,000,000          14,355,000
                                                       ===========         ===========         ===========         ===========

     Diluted earnings per common share                 $      0.29         $      0.31         $      0.52         $      0.60
                                                       ===========         ===========         ===========         ===========


      Options to purchase 204,000 and 200,000 shares of common stock were outstanding during the quarter and nine months ended September 30, 1999, respectively, and options to purchase 221,000 and 223,000 shares of common stock were outstanding during the quarter and nine months ended September 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

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


                                                             Modtech Holdings, Inc.
                                              Unaudited Pro Forma Combined Selected Financial Data

                                                   Quarter Ended    Nine Months Ended
                                                    September 30,     September 30,
                                                        1999               1999
                                                   --------------   -----------------
      Net sales                                       $59,330,000      $134,830,000
      Income from operations                            8,200,000        14,970,000
      Interest expense, net                            (1,080,000)       (2,570,000)
      Income before income taxes                        7,120,000        12,400,000
      Net income                                        3,990,000         6,860,000
      Diluted earnings per common share                      0.29              0.49
      Diluted weighted-average shares outstanding      14,000,000        14,000,000


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percent of net sales.

                                             Percent of Net Sales        Percent of Net Sales
                                         --------------------------   -------------------------
                                               Quarter Ended              Nine Months Ended
                                                September 30,               September 30,
                                              1999         2000         1999        2000
                                         ------------------------------------------------------

   Net sales                                 100.0%       100.0%       100.0%       100.0%

   Gross profit                               18.4         17.4         17.5         15.6

   Selling, general and administrative
     expenses                                  3.1          2.9          3.9          3.3

   Goodwill and covenant amortization          1.5          1.2          1.7          1.5

   Income from operations                     13.8         13.3         11.9         10.8

   Interest expense, net                      (1.8)        (1.9)        (1.7)        (2.0)

   Income before income taxes                 12.0         11.4         10.2          8.8



Net sales for the quarter and nine months ended September 30, 2000, increased by $17,119,000 or 28.9% and $56,156,000 or 43.5%, respectively. The Company experienced increased sales for the quarter and nine months ended September 30, 2000 from the public school system in California where funds from the 1998 California School Construction Bond have begun and continue to flow. Sales outside of California increased, spurred by the growth of the national economy. Additionally, net sales for the nine months ended September 30, 2000 increased as the nine months ended September 30, 1999 only included net sales for SPI and Coastal from their respective dates of acquisition.

Gross profit as a percentage of net sales for the quarter and nine months ended September 30, 2000 decreased to 17.4% and 15.6%, respectively, from 18.4% and 17.5% for the same periods in 1999. The decrease was due principally to a shift in product mix during the quarter and nine month periods ended September 30, 2000.

Selling, general and administrative expenses increased for the quarter ended September 30, 2000 by $388,000 or 21.0% and $976,000 or 19.2% for the nine months ended September 30, 2000. The increase is due to the increase in net sales for the quarter and nine months ended September 30, 2000, as well as an increase in the number of employees. Selling, general and administrative expenses for the nine months ended September 30, 2000 also increased as the nine months ended September 30, 1999 only included selling, general and administrative expenses for SPI and Coastal from their respective dates of acquisition. As a percentage of sales, selling, general, and administrative expenses for the quarter and nine months ended September 30, 2000 are 2.9% and 3.3%, respectively. The percentages were 3.1% and 3.9% for the same periods in 1999.

Goodwill and covenant amortization for the quarter and nine months ended September 30, 2000 was $925,000 and $2,776,000. As a percentage of net sales, goodwill and covenant amortization for the quarter and nine months ended September 30, 2000 was 1.2% and 1.5%, respectively. Goodwill and covenant amortization for the quarter and nine months ended September 30, 1999 was $894,000 and $2,193,000. As a percentage of net sales, goodwill and covenant amortization for the quarter and nine months ended September 30, 1999 was 1.5% and 1.7%, respectively. Goodwill was recorded for both the SPI Merger and the Coastal Acquisition and is being amortized from the respective dates of acquisition.

Interest expense, net increased for the quarter and nine months ended September 30, 2000 by $380,000 or 35.1% and $1,546,000 or 72.2%, respectively. The increase is attributable to debt incurred as a result of the SPI Merger; which occurred in February 1999, increased line of credit borrowings and higher interest rates. As a percentage of sales, interest expense, net for the quarter and nine months ended September 30, 2000 is 1.9% and 2.0%, respectively. The percentages were 1.8% and 1.7% for the same periods in 1999.

INFLATION

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash from operations, bank borrowings and public offerings to meet its operating needs. At September 30, 2000, the Company had $1,901,000 in cash and cash equivalents. During the nine months ended September 30, 2000, the Company used cash from operating activities of $21,603,000, primarily resulting from increased contract receivables, inventories, accounts payable and accrued liabilities.

The Company has a $100,000,000 credit facility, of which $30,000,000 represents a revolving loan commitment. The credit facility is secured by all the Company's assets, as well as the Company's stock ownership in its subsidiaries. The credit facility expires in February 2004. On September 30, 2000, $27,825,000 was outstanding under the revolving loan commitment.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101) "Revenue Recognition in Financial Statements" as amended by Staff Accounting Bulletins No. 101 A and 101 B. These Bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of these bulletins are effective commencing with the quarter beginning October 1, 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's consolidated results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 during the quarter ended September 30, 2000. This adoption did not have a material effect on the Company's consolidated financial position or results of operations.

                           PART II. OTHER INFORMATION





Item 1.     Legal Proceedings
            None

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



                                                    Modtech Holdings, Inc.



Date: November 13, 2000                             by: /s/ Shari L. Walgren
     ------------------------                           --------------------
                                                        Shari L. Walgren
                                                        Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         ------------
27              Financial Data Schedule
