Form 10-K
period 2000-12-31
MODTECH HOLDINGS INC
filed 2001-03-28
CIK 1075066

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2001 was $42,801,999. As of March 26, 2001, shares entitled to cast an aggregate of 13,363,780 votes were outstanding, including 13,363,780 shares of registrant's Common Stock.

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

As a result of net enrollment increases in California schools and budgetary constraints experienced by the State of California which limit the availability of funds for the addition of new classrooms, California's schools are reported to be among the most crowded in the nation. As the State budget deficit has ameliorated, the legislature has increased funding for new classrooms in an effort to reduce the average number of students per class. State funding initiatives include funds from both (i) the State's operating budget, such as the proposed $28.3 billion allocated for the 2000-2001 school year for both general operations and school facilities, and (ii) the sale of statewide bond issues, such as the $9.2 billion bond issue for school construction, including the addition of classrooms which was approved in November 1998.
See "Business -- Legislation and Funding."

These factors have combined to increase the demand for modular relocatable classrooms, which cost significantly less and take much less time to construct and install than conventional school facilities, and which permit a school district to relocate the units as student enrollments shift. In addition, the Company's products provide added flexibility to school districts in financing the costs of adding classroom space, since modular relocatable classrooms are considered personal property which can be financed out of a district's operating budget in addition to its capital budget. In recognition of these advantages, California legislation currently requires, with certain exceptions, that 20% of all classroom space in the district, not just new space added, consist of relocatable classrooms. See "Business -- Legislation and Funding."

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

SPI Merger. On February 16, 1999, Modtech, Inc. (Modtech) and SPI Holdings, Inc., a Colorado corporation (SPI) merged pursuant to the Agreement and Plan of Reorganization and Merger, dated as of September 28, 1998 (the Merger Agreement), between Modtech and SPI. SPI is a designer, manufacturer and wholesaler of commercial and light industrial modular buildings. Pursuant to the Merger Agreement, SPI merged with a subsidiary of Modtech Holdings, Inc. (Holdings), a newly formed Delaware corporation (the SPI Merger). Concurrently, Modtech merged with a separate subsidiary of Holdings (the Modtech Merger). Pursuant to the mergers, both SPI and Modtech became wholly owned subsidiaries of Holdings.

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

Coastal Acquisition. On March 22, 1999, Holdings purchased 100% of the stock of Coastal Modular Buildings, Inc. (Coastal). Coastal designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. The acquisition of Coastal has been accounted for as a purchase and, accordingly, the results of operations of Coastal are included in the Company's consolidated statements of income from the date of acquisition.

IMS Acquisition. On March 8, 2001, the Company purchased 100% of the stock of Innovative Modular Structures, Inc. (IMS). IMS designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. IMS is based in St. Petersburg, Florida. The acquisition of IMS will be accounted for by the purchase method of accounting.

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

CALIFORNIA MODULAR RELOCATABLE CLASSROOMS

The Company's California modular relocatable classrooms are designed, engineered and constructed in accordance with structural and seismic safety specifications adopted by the California Department of State Architects, standards which are more rigorous than the requirements for other portable units. The Department of State Architects, which regulates all school construction on public land, has prescribed extensive regulations regarding the design and construction of school facilities, setting minimum qualifications for the preparation of plans and specifications, and reviews all plans for the construction of material modifications to any school building. Construction authorization is not given unless the school district's architect certifies that a proposed project satisfies construction cost and allowable area standards. The Company subcontracts with structural engineering firms to interface with each school district's architect or engineer to process project specifications through the Department of State Architects. The Company believes that the regulated environment in which the Company's classrooms are manufactured serves as a significant barrier to market entry by prospective competitors. See "Business -- Competition."

Conventional school facilities constructed by school districts using funds from the State Office of Public School Construction typically require two to three years for approval and funding. By contrast, factory-built school buildings like the Company's standard classrooms may be pre-approved by the State for use in school construction. Once plans and specifications for a given classroom have been pre-approved, school districts can thereafter include in their application to obtain State funds for new facilities a notification that they intend to use pre-approved, standardized factory-built classrooms. This procedure reduces the time required in the State's approval process to as little as 90 days, thereby providing an additional incentive to use factory-built relocatable classrooms. In all cases, continuous on-site inspection by a licensed architect or structural engineer is required during actual manufacture of the classrooms, with the school district obligated to reimburse the California Department of State Architects for the costs of such inspection.

The Company's California classrooms are manufactured and installed in accordance with the applicable Department of State Architects building code, which supersedes all local building codes for purposes of school construction. The classrooms must comply with accessibility requirements for the handicapped, seismic and fire code requirements.

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

CALIFORNIA CLASSROOM CUSTOMERS

The Company markets and sells its modular classrooms primarily to California school districts. The Company also sells its classrooms to the State of California and leasing companies, both of which lease the classrooms principally to California school districts. Sales of classrooms accounted for 97.7%, 52.9% and 49.9% of the Company's total net sales for the years ended December 31, 1998, 1999 and 2000. The Company's customers typically pay cash from general operating funds or the proceeds of local bond issues, or lease classrooms through banks, leasing companies and other private funding sources. See " Business -- Legislation and Funding."

Sales of classrooms to individual California school districts accounted for approximately 72.5%, 38.3% and 36.7%, respectively, of the Company's net sales during the years ended December 31, 1998, 1999 and 2000, respectively, with sales of classrooms to third party lessors to California school districts during these periods accounting for approximately 13.9%, 9.1% and 5.6%, respectively, of the Company's net sales. The mix of school districts to which the Company sells its products varies somewhat from year to year. Sales of classrooms directly to the State of California during 2000 and 1999 represented approximately 5.6% of the Company's net sales for each year, compared to approximately 11.3% of the Company's 1998 net sales. Sales of classrooms to private schools, day care providers and out-of-state customers accounted for less than one percent of the Company's net sales during the years ended December 31, 1998, 1999 and 2000. One of the lessors to which the Company sells classrooms for lease to California school districts is affiliated with the Company through ownership by one of the Company's officers. During the years ended December 31, 1998, 1999 and 2000, sales of classrooms to this affiliated leasing company comprised approximately 2.1%, 3.8% and 1.8%, respectively, of the Company's net sales.

COMMERCIAL, LIGHT INDUSTRIAL MODULAR BUILDINGS AND RELOCATABLE CLASSROOMS FOR OTHER STATES

The Company is also a designer, manufacturer and wholesaler of commercial and light industrial modular buildings. The Company designs and builds modular buildings to customer specifications for a wide array of uses, including governmental, healthcare, educational, airport and correctional facilities; office and retail space; daycare centers; libraries; churches; construction trailers; golf clubhouses; police stations; convenience stores; fast food restaurants; classrooms and sales offices. The modular buildings serve as temporary, semi-permanent and permanent facilities and can function as free-standing buildings or additions to existing structures. These modular buildings range in size and complexity from a basic single-unit 720-square foot module to a 50,000-square foot building combining several structures and containing multiple stories. The price at which the Company's modular buildings are sold to dealers ranges from $10,000 to $25,000 per module.

SALES AND MARKETING

California Classroom Sales Force

At December 31, 2000 the Company's classroom sales force was divided into three marketing regions: Northern, Central and Southern California. At December 31, 2000 the Company employed five classroom salespersons, each of whom is compensated on a commission basis. These salespersons maintain contact with the individual school districts in their respective marketing regions on a quarterly basis. They are also in contact with architects and building inspectors employed by the school districts, as well as school officials who may be in a position to influence purchasing decisions.

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

Dealer Network

The Company's commercial and light industrial modular buildings are sold to users through a dealer network of sales and leasing companies to a wide range of end users. The Company's dealers include national, multiple regional and local dealers. The Company believes that larger dealers are becoming increasingly more inclined to do business with fewer manufacturers and to place their orders with manufacturers who have a history of consistent performance. Certain dealers have developed stringent quality control programs for the modular buildings they distribute. The Company believes its products currently meet or exceed existing dealer quality control standards.

Certain states require the Company's dealers to be licensed to sell or lease the Company's products. Historically, these dealers have had sufficient capital resources to support the purchase of modular structures and the maintenance of the structures retained in their lease fleets. Typically, dealers arrange for, and bear the cost of, transporting and installing structures purchased from the Company.

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

The Company's commercial and light industrial modular buildings are also produced by a continuous flow assembly line process. Multiple structures are assembled simultaneously at various stations along the assembly line. Depending upon the complexity of the design for a particular modular building, the average construction time from receipt of the order to shipment ranges from 30 to 45 days. Once construction of a typical modular building commences, the building can be completed in as few as seven to nine days.

At December 31, 2000 the Company had seven manufacturing facilities. Two are located in Southern California, in Perris, California, which is approximately 60 miles east of Los Angeles. The Company has another facility near Lathrop, California. Lathrop is located approximately 75 miles east of San Francisco. The fourth manufacturing facility is located in Phoenix, Arizona and the fifth manufacturing facility is located in Glendale, Arizona, which are both located in the Phoenix Metropolitan area. The Company has another facility in Glen Rose, Texas. Glen Rose is located approximately 75 miles east of Dallas. The seventh manufacturing facility is located in St. Petersburg, Florida, which is located in the Tampa area.

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

BACKLOG

The Company manufactures classrooms and other buildings to fill existing orders only, and not for inventory. As of December 31, 2000, the backlog of sales orders was approximately $80 million, up from approximately $60.0 million at December 31, 1999 and $25.0 million at December 31, 1998. Only orders, which are scheduled for completion during the following 12-month period, are included in the Company's backlog. The rate of booking new contracts can vary from month to month, and customer changes in delivery schedules can occur. For these reasons, among others, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

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

STATE FUNDING. A source of funding at the State level for new school facilities is through the issuance and sale of statewide general obligation bonds which are repaid out of the State's General Funds. Proposals to issue such bonds are placed on statewide ballots from time-to-time in connection with general or special elections, and require approval by a majority of the votes cast in connection with such proposals.

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

Senate Bill 50, which was passed in November 1998 by the California Legislature, revised the School Building Lease -- Purchase Law of 1976 by eliminating the requirement that at least 30% of all new classroom space being added using California state funds must be relocatable classrooms. In general, it replaced this provision with a requirement that, in order for school districts to increase the amount of funds to be received from developers in excess of the current statutory level, the school districts must show that 20% of all classroom space in the district, not just new space added, consists of relocatable classrooms. The bill also placed a $9.2 billion bond issue on the November 1998 ballot, which was approved by the voters. The bill allocates from the bond issue $2.9 billion for growth and new construction, and $2.2 billion for modernization and reconstruction through the year 2001. In addition, it allocates $700 million for class-size reductions to fully implement the program from kindergarten through third grade. The costs to implement the foregoing will include land acquisition costs, hiring of new teachers, remodeling of existing structures and construction of new permanent and relocatable structures. The bill does not designate the specific usage of funds, and the actual amount spent on relocatable classrooms will vary among school districts. Implementation of Senate Bill 50 began the third week of January 1999. The Company does not expect any significant change in its future operating results due to implementation of Senate Bill 50.

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

BUDGET ALLOCATIONS. Proposition 98, which was approved in 1988, requires the State of California to allocate annually from the State's budget, for the support of school districts and community college districts, a minimum amount equal to the same percentage of funds as was appropriated for the support of those institutions in fiscal year 1986-87. While this requirement may be suspended for a given year by emergency legislation, it has the effect of limiting the ability of the California legislature to reduce the level of school funding from that in existence in 1986-87. The State raises the necessary funds through proceeds from the sale of statewide bond issues, income tax revenues and other revenues. A recent reduction in California's corporate tax rates, and a proposed reduction in personal income tax rates, may affect future levels of the State's income tax revenues.

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

EMPLOYEES

At December 31, 2000, the Company had 1,540 employees. The Company's employees are not represented by a labor union, and it has experienced no work stoppages. The Company believes that its employee relations are good.

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

The Company believes that its facilities are well maintained and in good operating condition, and meet the requirements for its immediately foreseeable business needs. Two of the Company's facilities at December 31, 2000 are leased from an affiliate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was traded on the NASDAQ National Market System under the symbol "MODT" at December 31, 2000. The range of high and low sales prices for the common stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below, are as follows:


          Quarter Ended                        High           Low
          -------------                        ----           ---
            3/31/99                           18.000         8.750
            6/30/99                           11.500         7.375
            9/30/99                           14.000         6.750
           12/31/99                            7.656         4.750

            3/31/00                           10.000         5.875
            6/30/00                           11.875         7.250
            9/30/00                           11.000         8.000
           12/31/00                           10.938         6.125

On December 31, 2000, the closing sales price on The NASDAQ National Market for a share of the Company's Common Stock was $7.25. The approximate number of holders of record of the Company's Common Stock as of December 31, 2000, was 59.

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

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected income statement and balance sheet data set forth below for the three years ended December 31, 1998, 1999 and 2000 have been derived from the audited consolidated financial statements of the Company included elsewhere herein. The selected income statement and balance sheet data set forth below for the years ended December 31, 1996 and 1997 have been derived from audited financial statements of the Company that are not included herein. The selected income statement and balance sheet data set forth below should be read in conjunction with those consolidated financial statements (including the notes thereto) and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" also included elsewhere herein.

                                                                       YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------
                                                  1996           1997           1998           1999           2000
                                                ---------      ---------      ---------      ---------      ---------
INCOME STATEMENT DATA:
Net sales .................................     $  49,886      $ 134,050      $ 127,620      $ 167,228      $ 234,734
Cost of goods sold ........................        42,629        107,367         97,765        138,668        198,501
                                                ---------      ---------      ---------      ---------      ---------
Gross profit ..............................         7,257         26,683         29,855         28,560         36,233
Selling, general and administrative
expenses ..................................         2,345          5,156          4,731          6,834          8,011
Goodwill and covenant amortization ........            --             --              8          3,213          3,702
Income from operations ....................         4,912         21,527         25,116         18,513         24,520
Interest income (expense), net ............          (422)          (909)         1,097         (3,083)        (4,928)
Other income (expense) ....................           (13)            92             25             85             61
                                                ---------      ---------      ---------      ---------      ---------
Income before income taxes ................         4,477         20,711         26,238         15,515         19,653
Income taxes ..............................           208         (7,703)        (9,708)        (7,128)        (9,237)
                                                ---------      ---------      ---------      ---------      ---------
Net income ................................         4,269         13,008         16,530          8,387         10,416
                                                =========      =========      =========      =========      =========
Net income available for common
  stock(1) ................................     $   4,221      $  13,008      $  16,530      $   8,251      $  10,260
                                                =========      =========      =========      =========      =========
Basic earnings per common share(2) ........     $    0.77      $    1.47      $    1.68      $    0.64      $    0.78
Basic weighted-average shares
outstanding (in thousands)(2) .............         5,461          8,854          9,857         12,986         13,238
Diluted earnings per common share(2) ......     $    0.47      $    1.31      $    1.50      $    0.59      $    0.72
Diluted weighted-average shares
outstanding (in thousands)(2) .............         9,041          9,898         10,988         14,204         14,357

                                                                        AS OF DECEMBER 31,
                                                   ------------------------------------------------------------
                                                     1996         1997         1998         1999         2000
                                                   --------     --------     --------     --------     --------
BALANCE SHEET DATA:
Working capital ..............................     $ 14,069     $ 36,417     $ 52,129     $ 11,231     $ 17,153
Total assets .................................       34,029       68,220       82,873      168,723      187,702
Total liabilities ............................       18,716       20,177       17,777       58,050       65,610
Long-term debt, excluding current portion ....        7,844           --           --       32,000       23,600
Shareholders' equity .........................        8,743       48,043       65,097      110,672      122,092

                                                        YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------
                                      1996          1997          1998          1999          2000
                                    --------      --------      --------      --------      --------
SELECTED OPERATING DATA:
Gross margin ..................         14.5%         19.9%         23.4%         17.1%         15.4%
Operating margin ..............          9.8%         16.1%         19.7%         11.1%         10.4%
Backlog at period end(3) ......     $ 58,000      $ 71,000      $ 25,000      $ 60,000      $ 80,000

-------------
(1) After deduction of preferred stock dividends accrued of $48,000, $136,000 and $156,000 for the years ended December 31, 1996, 1999 and 2000, respectively.

(2) Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". All prior periods have been restated accordingly.

(3) The Company manufactures classrooms and other buildings to fill existing orders only, and not for inventory. Backlog consists of sales orders scheduled for completion during the next 12 months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

On February 16, 1999, the Company completed the SPI Merger and on March 22, 1999, the Company completed the Coastal acquisition. The SPI Merger and the Coastal acquisition were both accounted for as purchases, and accordingly, the results of operations of SPI and Coastal are included in the Company's consolidated statements of income from the respective dates of acquisition. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company, results of operations for prior periods are not necessarily comparable to or indicative of results of operation for current or future periods.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's statements of operations.

                            PERCENTAGE OF NET SALES
                                                             YEARS ENDED DECEMBER 31,
                                                        ---------------------------------
                                                         1998         1999          2000
                                                        ------       ------        ------
Net sales ........................................       100.0%       100.0%        100.0%
Cost of sales ....................................        76.6         82.9          84.6
                                                        ------       ------        ------
Gross profit .....................................        23.4         17.1          15.4
Selling, general and administrative expenses .....         3.7          4.1           3.4
Goodwill and covenant amortization ...............          --          1.9           1.6
                                                        ------       ------        ------
Income from operations ...........................        19.7         11.1          10.4
Interest income (expense), net ...................         0.9         (1.8)         (2.1)
Other income .....................................          --           --            --
                                                        ------       ------        ------
Income before income taxes .......................        20.6          9.3           8.4
Income taxes .....................................         7.6          4.3           3.9
                                                        ------       ------        ------
Net income .......................................        13.0%         5.0%          4.4%
                                                        ======       ======        ======

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net sales for the year ended December 31, 2000 increased to $234.7 million, an increase of $67.5 million, or approximately 40.4%, from $167.2 million in 1999. The increase in 2000 is attributable to increased sales from the public school system in California where funds from the 1998 California School Construction Bond have begun and continue to flow. Sales outside of California increased, spurred by the growth of the national economy. Additionally, net sales for the year ended December 31, 2000 increased as the year ended December 31, 1999 only included net sales for SPI and Coastal from their respective dates of acquisition.

For the year ended December 31, 2000, gross profit was $36.2 million, an increase of $7.7 million, or approximately 26.9%, over 1999 gross profit of $28.6 million. Gross profit as a percentage of net sales decreased to 15.4% in 2000 from 17.1% in 1999. The decrease in gross profit as a percentage of net sales was primarily attributable to the shift in product mix for 2000.

In 2000, selling, general and administrative expenses increased to $8.0 million from $6.8 million, due primarily to the increase in net sales for the year, as well as an increase in the number of employees. Selling, general and administrative expenses for the year ended December 31, 2000 also increased as the year ended December 31, 1999 only included selling, general and administrative expenses for SPI and Coastal from their respective dates of acquisition. As a percentage of net sales, selling, general and administrative expenses decreased to 3.4% in 2000 from 4.1% in 1999.

Goodwill and covenant amortization for the year ended December 31, 2000 was $3.7 million, compared to $3.2 million for 1999. As a percentage of net sales, goodwill and covenant amortization decreased to 1.6% in 2000 from 1.9% in 1999. Goodwill was recorded for both the SPI Merger and the Coastal acquisition and is being amortized from the respective dates of acquisition.

In 2000, interest expense, net increased to $4.9 million from $3.1 million, due primarily to debt incurred as a result of the SPI Merger; which occurred in February 1999, increased line of credit borrowings and higher interest rates. As a percentage of net sales, interest expense, net increased to 2.1% in 2000 from 1.8% in 1999.

The provision for income taxes was $9.2 million for the year ended December 31, 2000, compared to $7.1 million for 1999. The Company's effective tax rate increased to 47.0% for the year ended December 31, 2000 from 46.0% for the year ended December 31, 1999.

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

In 1999, selling, general and administrative expenses increased to $6.8 million from $4.7 million, due primarily to the integration of SPI and Coastal with the Company. As a percentage of net sales, selling, general and administrative expenses increased to 4.1% in 1999 from 3.7% in 1998.

Goodwill and covenant amortization for the year ended December 31, 1999 was $3.2 million. As a percentage of net sales, goodwill and covenant amortization for the year was 1.9%. Goodwill was recorded for both the SPI Merger and the Coastal acquisition. There was no goodwill amortization in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its operations and capital expenditures with cash generated internally by operations, supplemented by borrowings under various credit facilities and public offerings. During the years ended December 31, 1998, 1999 and 2000, the Company's operations provided cash in the amounts of approximately $32.8 million, $14.4 million and $2.1 million, respectively. At December 31, 2000, the Company had approximately $416,000 in cash and cash equivalents.

The Company has a $100 million credit facility with a bank. The credit facility provides for a $30 million revolving credit line. The credit facility is secured by all the Company's assets, as well as the Company's stock ownership in its subsidiaries. The credit facility expires in February 2004. At December 31, 2000, $6,500,000 was outstanding under the revolving credit line.

The Company had working capital of $52.1 million, $11.2 million and $17.1 million at December 31, 1998, 1999 and 2000, respectively. In 2000, current assets increased by $21.9 million, with an increase of $15.2 million in contracts receivable, an increase of $3.4 million in costs and estimated earnings in excess of billings and an increase of $3.2 million in inventories. Current liabilities increased by $16.0 million, with an increase of $6.5 million in accounts payable and accrued liabilities, an increase of $6.5 million in current revolving credit line, an increase of $2.7 million in income tax payable and an increase of $1.4 million in current maturities of long-term debt, offset by a $1.1 million decrease in billings in excess of costs and estimated earning on contracts. In 1999, current assets decreased by $32.6 million, with a decrease of $38.9 million in cash, a decrease of $1.4 million in due from affiliates and a decrease of $2.4 million in income tax receivable, offset by an increase of $6.0 million in contracts receivable, an increase of $2.5 million in costs and estimated earnings in excess of billings and an increase of $2.2 million in inventories. Current liabilities increased by $8.3 million, with accounts payable and accrued liabilities and current maturities of long-term debt increasing by $3.3 million and $7.0 million, respectively, offset by a $2.0 million decrease in billings in excess of costs and estimated earning on contracts.

Capital expenditures amounted to $2.1 million, $2.3 million and $2.6 million during the years ended December 31, 1998, 1999 and 2000, respectively. In 1998, the majority of expenditures were related to the construction of an additional production line at one of the Perris, California facilities. In 1999, the majority of expenditures were as a result of construction of a production line at one of the Perris, California facilities and the addition of metal fabrication machinery at the Glendale, Arizona and St. Petersburg, Florida facilities. 1n 2000, the majority of expenditures were as a result of expanding production capacity at the Company's various facilities.

Management believes that the Company's existing product lines and manufacturing capacity will enable the Company to generate sufficient cash through operations, supplemented by the Company's bank line of credit, to finance the Company's business over the next twelve months. However, additional cash resources may be required if the Company's rate of growth exceeds currently anticipated levels. Moreover, it may prove necessary for the Company to construct or acquire additional manufacturing facilities in order for the Company to compete effectively in new market areas or states which are beyond a 300 mile radius from one of its production facilities. The construction or acquisition of new facilities could require significant additional capital. For these reasons, among others, the Company may need additional debt or equity financing in the future. There can be, however, no assurance that the Company will be successful in obtaining such additional financing, or that any such financing will be available on terms acceptable to it.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of SFAS 133 has not had a material impact on our consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101) "Revenue Recognition in Financial Statements" as amended by Staff Accounting Bulletins No. 101 A and 101 B. These Bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of these bulletins are effective commencing with the quarter beginning October 1, 2000. Application of SAB 101 has not had a material impact on our consolidated financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25 (FIN 44). This Interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 during the quarter ended September 30, 2000. This adoption did not have a material effect on the Company's consolidated financial position or results of operations.


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuation in interest rates on our $100 million credit facility. During 2000, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at the lower of (1) LIBOR plus additional interest of between 1.5% and 2.25%, or (2) a rate equal to the greater of (i) the Federal funds rate plus 0.5% or (ii) the bank's prime rate, plus in either case an additional interest of between 0.25% to 1.0%. We estimate that the average amount of debt outstanding under the credit facility for 2001 will be $50 million. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $500,000 for the year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, along with the notes thereto and the Independent Auditors' Report thereon, required to be filed in response to this
Item 8 are attached hereto as exhibits under Item 14.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statement Schedules

1 & 2.  Index to Financial Statements

The following financial statements and financial statement schedule of the Company, along with the notes thereto and the Independent Auditors' Reports, are filed herewith, as required by Part II, Item 8 hereof.

Financial Statements

        Independent Auditors' Reports

        Consolidated Balance Sheets - December 31, 1999 and 2000

        Consolidated Statements of Income - For the Years Ended December 31, 1998, 1999 and 2000

        Consolidated Statements of Shareholders' Equity - For the Years Ended December 31, 1998, 1999 and 2000

        Consolidated Statements of Cash Flows - For the Years Ended December 31, 1998, 1999 and 2000

        Notes to Consolidated Financial Statements

Schedule Included - For the Years Ended December 31, 1998, 1999 and 2000

        Schedule II - Valuation and Qualifying Accounts

All other Financial Statement Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto, the amounts involved are not significant, or the schedules are not applicable.

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

        10.2(3)       Transaction Advisory Agreement.

        10.3(4)       Employment Agreement between the Company and Evan M.
                      Gruber.

        10.4(4)       Employment Agreement between the Company and Patrick Van
                      Den Bossche.

        10.5(4)       Employment Agreement between the Company and Michael G.
                      Rhodes.

        10.6(5)       Lease between the Company and Pacific Continental Modular
                      Enterprises, relating to the Barrett Street property in Perris, California.

        10.7(5) Lease between the Company and BMG, relating to the property in Lathrop, California.

        10.8(5) Form of Indemnity Agreement between the Company and its executive officers and directors.

        10.9(3)       Financial Advisory Services Agreement.

        10.10(6)      Credit Agreement.

        23.1          Independent Auditors' Consent.


--------------------

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

  (6) Incorporated by reference to Modtech Holdings, Inc.'s Form 10-K filed with the Commission on April 15, 1999 (Commission File No. 000-25161).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 28, 2001                       MODTECH HOLDINGS, INC.,
                                             a Delaware corporation

                                             By: /s/ SHARI L. WALGREN
                                                 -------------------------------
                                                 Shari L. Walgren
                                                 Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by he following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Capacities                          Date
----                                ----------                          ----

/s/ EVAN M. GRUBER                  Director, Chairman of the           March 28, 2001
------------------------------      Board, Chief Executive Officer
Evan M. Gruber


/s/ ROBERT W. CAMPBELL              Director                            March 28, 2001
------------------------------
Robert W. Campbell


/s/ DANIEL J. DONAHOE               Director                            March 28, 2001
------------------------------
Daniel J. Donahoe


/s/ STANLEY GAINES                  Director                            March 28, 2001
------------------------------
Stanley Gaines


/s/ CHARLES R. GWIRTSMAN            Director                            March 28, 2001
------------------------------
Charles R. Gwirtsman


/s/ CHARLES A. HAMILTON             Director                            March 28, 2001
------------------------------
Charles A. Hamilton


/s/ CHARLES C. McGETTIGAN           Director                            March 28, 2001
------------------------------
Charles C. McGettigan


/s/ PATRICK VAN DEN BOSSCHE         Director, President                 March 28, 2001
------------------------------
Patrick Van Den Bossche


/s/ MYRON A. WICK III               Director                            March 28, 2001
------------------------------
Myron A. Wick III

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                     Annual Report -- Form 10-K

                     Consolidated Financial Statements and Schedule

                     December 31, 1998, 1999 and 2000

                     (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Modtech Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of Modtech Holdings, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for the three-year period ended December 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modtech Holdings, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ KPMG LLP



Orange County, California
March 9, 2001

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 2000



                      ASSETS (NOTE 8)                              1999              2000
                                                               ------------      ------------
Current assets:
   Cash and cash equivalents                                   $  1,197,583      $    415,965
   Contracts receivable, less allowance for contract
     adjustments of $728,119 in 1999 and $703,119 in 2000
     (note 3)                                                    18,891,918        34,088,649
   Costs and estimated earnings in excess of billings on
     contracts (notes 4 and 10)                                   6,277,776         9,724,089
   Inventories (note 5)                                           6,639,055         9,814,587
   Due from affiliates (note 10)                                    962,908           657,314
   Note receivable from affiliates (note 10)                         45,212            45,212
   Prepaid assets                                                   443,954           691,486
   Deferred tax assets (note 9)                                   2,636,515         3,406,756
   Other current assets                                             120,648           319,092
                                                               ------------      ------------

         Total current assets                                    37,215,569        59,163,150
                                                               ------------      ------------

 Property and equipment, net (note 6)                            13,872,324        14,538,234
 Goodwill, net (notes 2 & 7)                                    114,072,403       111,156,928
 Covenants not to compete, net                                    1,974,067         1,187,910
 Debt issuance costs, net (note 8)                                1,429,938         1,204,908
 Deferred tax assets (note 9)                                            --            55,991
 Other assets                                                       158,367           395,055
                                                               ------------      ------------

                                                               $168,722,668      $187,702,176
                                                               ============      ============


See accompanying notes to consolidated financial statements.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 2000



           LIABILITIES AND SHAREHOLDERS' EQUITY                     1999              2000
                                                                ------------      ------------
Current liabilities:
   Accounts payable                                             $  6,258,625      $ 10,442,194
   Accrued compensation                                            3,193,523         3,921,475
   Accrued insurance expense                                         369,590         2,550,467
   Income tax payable (note 9)                                       335,374         3,064,003
   Other accrued liabilities                                       3,678,495         3,128,920
   Billings in excess of costs and estimated earnings on
     contracts (notes 4 and 10)                                    5,148,486         4,003,065
   Current revolving credit line (note 8)                                 --         6,500,000
   Current maturities of long-term debt (note 8)                   7,000,000         8,400,000
                                                                ------------      ------------

         Total current liabilities                                25,984,093        42,010,124
                                                                ------------      ------------

Deferred tax liabilities (note 9)                                     66,195                --
Long-term debt, excluding current portion (note 8)                32,000,000        23,600,000
                                                                ------------      ------------

         Total liabilities                                        58,050,288        65,610,124
                                                                ------------      ------------

Shareholders' equity:
   Series A preferred stock, $.01 par.  Authorized
     5,000,000 shares; issued and outstanding 388,939 in
     1999 and 2000 (note 13)                                           3,889             3,889
   Common stock, $.01 par.  Authorized 25,000,000 shares;
     issued and outstanding 13,134,360 and 13,348,015 in
     1999 and 2000, respectively (note 12)                           131,344           133,480
   Additional paid-in capital                                     77,006,238        78,007,740
   Retained earnings                                              33,530,909        43,946,943
                                                                ------------      ------------

         Total shareholders' equity                              110,672,380       122,092,052

Commitments and contingencies (notes 4, 10, 17, 18 and 19)

Subsequent event (note 20)
                                                                ------------      ------------

                                                                $168,722,668      $187,702,176
                                                                ============      ============


See accompanying notes to consolidated financial statements.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1998, 1999 and 2000



                                                          1998                1999                2000
                                                      -------------       -------------       -------------
Net sales (notes 10 and 15)                           $ 127,620,102       $ 167,227,690       $ 234,733,693

Cost of goods sold (note 10)                             97,765,554         138,667,671         198,501,243
                                                      -------------       -------------       -------------

         Gross profit                                    29,854,548          28,560,019          36,232,450

Selling, general, and administrative expenses             4,731,222           6,833,608           8,010,917
Goodwill and covenant amortization (notes 2 & 7)              7,662           3,213,450           3,701,632
                                                      -------------       -------------       -------------

         Income from operations                          25,115,664          18,512,961          24,519,901
                                                      -------------       -------------       -------------

Other income (expense):
   Interest expense (note 8)                               (204,535)         (3,512,499)         (4,987,629)
   Interest income                                        1,301,952             429,599              59,324
   Other, net                                                25,146              85,243              61,296
                                                      -------------       -------------       -------------
                                                          1,122,563          (2,997,657)         (4,867,009)
                                                      -------------       -------------       -------------

          Income before income taxes                     26,238,227          15,515,304          19,652,892

Income taxes (note 9)                                    (9,708,144)         (7,128,295)         (9,236,858)
                                                      -------------       -------------       -------------

          Net income                                  $  16,530,083       $   8,387,009       $  10,416,034
                                                      -------------       -------------       -------------

Series A preferred stock dividend (note 13)                      --             136,128             155,576

          Net income available to common stock        $  16,530,083       $   8,250,881       $  10,260,458
                                                      =============       =============       =============

Basic earnings per common share (note 14)             $        1.68       $        0.64       $        0.78
                                                      =============       =============       =============

Basic weighted-average shares outstanding
   (note 14)                                              9,857,422          12,986,067          13,237,867
                                                      =============       =============       =============

Diluted earnings per common share (note 14)           $        1.50       $        0.59       $        0.72
                                                      =============       =============       =============

Diluted weighted-average shares outstanding
   (note 14)                                             10,988,302          14,204,478          14,357,341
                                                      =============       =============       =============


See accompanying notes to consolidated financial statements.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1998, 1999 and 2000



                                          SERIES A PREFERRED STOCK          COMMON STOCK            ADDITIONAL
                                         --------------------------  --------------------------      PAID-IN        RETAINED
                                            SHARES        AMOUNT        SHARES         AMOUNT        CAPITAL        EARNINGS
                                         ------------  ------------  ------------   ------------   ------------   ------------
Balance, December 31, 1997                         --            --     9,819,959         98,200     39,330,902      8,613,817

Exercise of options, including tax
   benefit of $451,563 (notes 9 and 12)            --            --        51,450            514        523,225             --

Net income                                         --            --            --             --             --     16,530,083
                                         ------------  ------------  ------------   ------------   ------------   ------------

Balance, December 31, 1998                         --            --     9,871,409         98,714     39,854,127     25,143,900

Exercise of options, including tax
   benefit of $770,648 (notes 9 and 12)            --            --       268,149          2,682      1,368,040             --

Issuance of preferred stock (note 13)         388,939         3,889            --             --             --             --

Issuance of common stock in connection
   with acquisition (note 2)                       --            --     4,587,824         45,878     75,694,171             --

Modtech Merger distribution (note 2)               --            --    (1,593,022)       (15,930)   (39,910,100)            --

Net income                                         --            --            --             --             --      8,387,009
                                         ------------  ------------  ------------   ------------   ------------   ------------

Balance, December 31, 1999                    388,939  $      3,889    13,134,360   $    131,344   $ 77,006,238   $ 33,530,909

Exercise of options, including tax
   benefit of $645,714 (notes 9 and 12)            --            --       213,655          2,136      1,001,502             --

Net income                                         --            --            --             --             --     10,416,034
                                         ------------  ------------  ------------   ------------   ------------   ------------

Balance, December 31, 2000                    388,939  $      3,889    13,348,015   $    133,480   $ 78,007,740   $ 43,946,943
                                         ============  ============  ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1999 and 2000



                                                     1998              1999              2000
                                                  ------------      ------------      ------------
Cash flows from operating activities:
   Net income                                     $ 16,530,083      $  8,387,009      $ 10,416,034
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Depreciation and amortization                 1,247,557         5,270,027         5,968,290
       Provision for contract adjustments                   --           280,000                --
       Loss (gain) on sale of equipment                 (1,500)           32,112            11,957
       (Increase) decrease in assets, net
        of effects from acquisitions:
        Contracts receivable                         8,922,813        (1,987,086)      (15,196,731)
        Costs and estimated earnings in
          excess of billings on contracts           12,197,622        (2,454,412)       (3,446,313)
        Inventories                                     54,579         3,167,029        (3,175,532)
        Amounts due from affiliates                 (1,291,334)        1,381,060           305,594
        Prepaids and other assets                     (543,045)          948,173          (682,664)
        Income tax receivable                       (2,183,214)        3,185,950                --
        Deferred tax assets                           (960,702)          803,684          (826,232)
       Increase (decrease) in liabilities,
         net of effects from acquisitions:
        Accounts payable                               186,075        (1,207,346)        4,183,569
        Accrued compensation                          (974,453)          138,376           727,952
        Accrued insurance expense                      (59,838)       (1,052,549)        2,180,877
        Income tax payable                            (852,028)               --         3,374,343
        Other accrued liabilities                      271,805          (497,875)         (549,575)
        Billings in excess of costs and
          estimated earnings on contracts              140,792        (1,989,656)       (1,145,421)
        Deferred tax liabilities                        97,366           (31,171)          (66,195)
                                                  ------------      ------------      ------------

               Net cash provided by
                 operating activities               32,782,578        14,373,325         2,079,953
                                                  ------------      ------------      ------------

Cash flows from investing activities:
   Proceeds from sale of property and
     equipment                                           1,500           649,669             2,400
   Purchase of property and equipment               (2,125,613)       (2,268,112)       (2,566,609)
   Purchase of covenants not to compete                (50,000)         (122,500)               --
   Acquisition of subsidiaries                        (750,000)      (49,515,499)               --
                                                  ------------      ------------      ------------

               Net cash used in investing
                 activities                         (2,924,113)      (51,256,442)       (2,564,209)
                                                  ------------      ------------      ------------

                                   (Continued)

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                                                     1998              1999              2000
                                                  ------------      ------------      ------------
Cash flows from financing activities:
   Net principal borrowings (payments)
     under revolving credit lines                 $    (42,185)     $         --      $  6,500,000
   Net principal borrowings (payments) on
     long-term debt                                 (1,374,952)       39,000,000        (7,000,000)
   Payment of debt issuance costs                           --        (1,733,258)         (155,286)
   Net proceeds from issuance of common stock           72,176           600,074           357,924
   Modtech Merger distribution                              --       (39,928,471)               --
                                                  ------------      ------------      ------------

               Net cash used in financing
                 activities                         (1,344,961)       (2,061,655)         (297,362)
                                                  ------------      ------------      ------------

               Net increase (decrease) in
                 cash and cash equivalents          28,513,504       (38,944,772)         (781,618)


Cash and cash equivalents at beginning of
   year                                             11,628,851        40,142,355         1,197,583
                                                  ------------      ------------      ------------

Cash and cash equivalents at end of year          $ 40,142,355      $  1,197,583      $    415,965
                                                  ============      ============      ============


See accompanying notes to consolidated financial statements.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1999 and 2000



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

      USE OF ESTIMATES

      Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value of cash and cash equivalents, contracts receivable and note receivable, costs and estimated earnings in excess of billings on contracts, prepaid and other assets, accounts payable, accrued liabilities, billings in excess of estimated earnings on contracts, revolving credit line and long-term debt are measured at cost which approximates their fair value.

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

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

      Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements.

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

      GOODWILL

      The costs in excess of the fair market value of net assets acquired for each acquisition is recorded as goodwill and amortized using the straight-line method over a period of 40 years. The Company evaluates the recoverability of these costs based upon expectations of non-discounted cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

      DEBT ISSUANCE COSTS

      Debt issuance costs have been deferred and are being amortized over the term of the credit facility of five years.

      STOCK OPTION PLANS

      Prior to January 1, 1996, the Company accounted for stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recognized on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provision of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

      INCOME TAXES

      Income taxes are accounted for under the asset and liability method of SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      SEGMENT INFORMATION

      The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 131. In 2000, the Company operated in one industry segment and in accordance with SFAS 131, only enterprise-wide disclosures have been provided.

      RECLASSIFICATION

      Certain amounts in the 1998 and 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

(2)   ACQUISITIONS

      SPI Merger

      On February 16, 1999, Modtech, Inc. (Modtech) and SPI Holdings, Inc., a Colorado corporation (SPI) merged pursuant to the Agreement and Plan of Reorganization and Merger, dated as of September 28, 1998 (the Merger Agreement), between Modtech and SPI. SPI is a designer, manufacturer and wholesaler of commercial and light industrial modular buildings. Pursuant to the Merger Agreement, SPI merged with a subsidiary of Modtech Holdings, Inc. (Holdings), a newly formed Delaware corporation (the SPI Merger). Concurrently, Modtech merged with a separate subsidiary of Holdings (the Modtech Merger). Pursuant to the mergers, both SPI and Modtech became wholly owned subsidiaries of Holdings.

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
                                                       =============

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

      Coastal Acquisition

      On March 22, 1999, the Company purchased 100% of the stock of Coastal Modular Buildings, Inc. (Coastal). Coastal designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. Coastal is based in St. Petersburg, Florida. The acquisition of Coastal has been accounted for as a purchase and, accordingly, the results of operations of Coastal are included in the Company's consolidated statements of income from the date of acquisition. Pro forma amounts for the Coastal acquisition are not included, as the effect is not material to the Company's consolidated financial statements.

(3)   CONTRACTS RECEIVABLE

      Contracts receivable consisted of customer billings for:

                                                 1999                2000
                                             -------------       -------------
Completed contracts                          $  14,032,792       $  22,750,678
Contracts in progress                            3,402,813           8,538,451
Retentions                                       2,184,432           3,502,639
                                             -------------       -------------
                                                19,620,037          34,791,768
Less allowance for contract adjustments           (728,119)           (703,119)
                                             -------------       -------------

                                             $  18,891,918       $  34,088,649
                                             =============       =============

(4)   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS

      Net costs and estimated earnings in excess of billings on contracts consisted of:

                                                 1999                2000
                                             -------------       -------------
Net costs and estimated earnings on
   uncompleted contracts                     $  97,439,346       $ 117,567,782
Billings to date                               (96,381,190)       (112,324,879)
                                             -------------       -------------
                                                 1,058,156           5,242,903

Net under billed receivables from
   completed contracts                              71,134             478,121
                                             -------------       -------------

                                             $   1,129,290       $   5,721,024
                                             =============       =============

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

      These amounts are shown in the accompanying consolidated balance sheets under the following captions:

                                                    1999              2000
                                                 -----------       -----------
 Costs and estimated earnings in excess of
    billings on uncompleted contracts            $ 6,125,424       $ 9,217,246
 Costs and estimated earnings in excess of
    billings on completed contracts                  152,352           506,843
                                                 -----------       -----------

    Costs and estimated earnings in excess
      of billings on contracts                     6,277,776         9,724,089
                                                 -----------       -----------

 Billings in excess of costs and estimated
    earnings on uncompleted contracts             (5,067,267)       (3,974,344)
 Billings in excess of costs and estimated
    earnings on completed contracts                  (81,219)          (28,721)
                                                 -----------       -----------

    Billings in excess of costs and
      estimated earnings on contracts             (5,148,486)       (4,003,065)
                                                 -----------       -----------

                                                 $ 1,129,290       $ 5,721,024
                                                 ===========       ===========

(5)   INVENTORIES

      Inventories consist of:

                                             1999               2000
                                         ------------       ------------
      Raw Materials                      $  5,403,931       $  8,393,568
      Work in process                       1,075,149          1,413,381
      Finished Goods                          159,975              7,638
                                         ------------       ------------

                                         $  6,639,055       $  9,814,587
                                         ============       ============

(6)   PROPERTY AND EQUIPMENT, NET

      Property and equipment, net consists of:

                                             1999               2000
                                         ------------       ------------
      Leasehold improvements             $ 12,365,370       $ 13,944,566
      Machinery and equipment               5,331,095          6,330,923
      Office equipment                      1,401,475          1,617,383
      Construction in progress              1,073,738            516,866
      Trucks and automobiles                  415,447            626,407
                                         ------------       ------------
                                           20,587,125         23,036,145
      Less accumulated depreciation
         and amortization                  (6,714,801)        (8,497,911)
                                         ------------       ------------

                                         $ 13,872,324       $ 14,538,234
                                         ============       ============

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

(7)   GOODWILL

      Goodwill and accumulated amortization consists of the following:

                                                 1999                2000
                                             -------------       -------------
     Goodwill                                $ 116,618,973       $ 116,618,973
     Less accumulated amortization              (2,546,570)         (5,462,045)
                                             -------------       -------------

                                             $ 114,072,403       $ 111,156,928
                                             =============       =============

(8)   LONG-TERM DEBT AND REVOLVING CREDIT LINE

      The Company has a $100 million credit facility with a bank. The credit facility provides for a $30 million revolving credit line, a 5-year term loan of $45 million and a delayed draw 5-year term loan of $25 million. The delayed draw term loan may be drawn on up to February 16, 2001. The credit facility is secured by all the Company's assets, as well as the Company's stock ownership in its subsidiaries. The credit facility expires in February 2004. No amounts were outstanding under the revolving credit line at December 31, 1999 and $6,500,000 was outstanding at December 31, 2000. The Company has one standby letter of credit issued under the credit facility for $1,075,000 on which no amounts were outstanding as of December 31, 2000.

      Indebtedness under the credit facility bears interest at the lower of (1) LIBOR plus additional interest of between 1.5% and 2.25%, or (2) a rate equal to the greater of (i) the Federal funds rate plus 0.5% or (ii) the bank's prime rate, plus in either case an additional interest of between 0.25% to 1.0%. The additional interest charge is based upon certain financial ratios.

      The credit facility contains various financial covenants for which the Company was in compliance at December 31, 2000, including restrictions on additional borrowings. The term loans are subject to mandatory repayment in certain events, including from the proceeds of any securities offerings by the Company.

      Long-term debt consists of:

                                                 1999                2000
                                             -------------       -------------
 Term Loan                                   $  37,000,000       $  30,000,000
 Delayed Draw Term Loan                          2,000,000           2,000,000
                                             -------------       -------------
                                                39,000,000          32,000,000
 Less current portion of long-term debt         (7,000,000)         (8,400,000)
                                             -------------       -------------

                                             $  32,000,000       $  23,600,000
                                             =============       =============

      Long-term debt maturities for the next three years are as follows:
      $8,400,000 in 2001, $9,600,000 in 2002 and $14,000,000 in 2003.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

(9)   INCOME TAXES

      The components of the 1998, 1999 and 2000 provision for Federal and state income tax (expense) benefit computed in accordance with SFAS No. 109 are summarized below:

                          1998               1999               2000
                      ------------       ------------       ------------
      Current:
         Federal      $ (8,585,201)      $ (4,968,324)      $ (8,704,450)
         State          (2,272,844)        (1,387,457)        (1,424,835)
                      ------------       ------------       ------------
                       (10,858,045)        (6,355,781)       (10,129,285)
      Deferred:
         Federal           593,693           (640,252)           755,446
         State             556,208           (132,262)           136,981
                      ------------       ------------       ------------

                      $ (9,708,144)      $ (7,128,295)      $ (9,236,858)
                      ============       ============       ============

      Income tax (expense) benefit attributable to income from operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from operations as a result of the following:

                                       1998          1999          2000
                                      ------        ------        ------
     Taxes, U.S. statutory rates       (35.0%)       (35.0%)       (35.0%)
     State taxes, less Federal
        benefit                         (4.0)         (4.5)         (5.2)
     Effect of non-deductible
        expenses                          --          (5.8)         (5.3)
     Reduction in Federal
        valuation allowance              2.0            --            --
     Other                                --          (0.7)         (1.5)
                                      ------        ------        ------

         Total taxes on income         (37.0%)       (46.0%)       (47.0%)
                                      ======        ======        ======

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 2000 are as follows:

                                                     1999            2000
                                                  ----------      ----------
    Deferred tax assets:
        Reserves and accruals not recognized
           for income tax purposes                $2,063,717      $2,605,029
        State taxes                                  295,588         418,134
        Other                                        379,736         878,195
                                                  ----------      ----------

          Total gross deferred tax assets          2,739,041       3,901,358

        Less valuation allowance                          --              --
                                                  ----------      ----------

          Net deferred tax assets                 $2,739,041      $3,901,358
                                                  ----------      ----------

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

    Deferred tax liabilities:
        Prepaids                              $   (80,192)      $   (84,525)
        Depreciation                              (78,813)         (308,209)
        Revenue recognition                        (9,716)          (45,877)
                                              -----------       -----------

           Total gross deferred tax
             liabilities                         (168,721)         (438,611)
                                              -----------       -----------

           Total net deferred tax assets      $ 2,570,320       $ 3,462,747
                                              ===========       ===========

These amounts have been presented in the consolidated balance sheets as follows:

                                                 1999              2000
                                             -----------       -----------
       Current deferred tax assets           $ 2,636,515       $ 3,406,756

       Noncurrent deferred tax
        (liabilities) assets                     (66,195)           55,991
                                             -----------       -----------

          Total net deferred tax assets      $ 2,570,320       $ 3,462,747
                                             ===========       ===========

      Management believes the existing net deductible temporary differences will reverse during periods in which the Company will have the ability to utilize the deductions to offset other reversing temporary differences which give rise to taxable income.


(10)  TRANSACTIONS WITH RELATED PARTIES

      SALES

      One of the companies to which the Company sells modular classrooms is affiliated with the Company through ownership by one of the Company's officers. The buildings are then leased to various school districts by the related company.

      The table below summarizes the related party classroom sales:

                                   1998             1999             2000
                                ----------       ----------       ----------
   Sales                        $2,675,457       $6,271,813       $4,128,935
   Cost of goods sold            2,116,691        5,128,455        3,213,731
   Gross profit percentage           20.90%           18.23%           22.17%
                                ==========       ==========       ==========

      The related party purchases modular relocatable classrooms from the Company on standard terms and at standard wholesale prices.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

      Due from affiliates includes a portion of unpaid invoices as a result of the above transactions. As of December 31, 1999 and 2000 these amounts totaled $786,315 and $476,200, respectively. Additional amounts arising from these transactions are included in the following captions:

                                                   1999              2000
                                                -----------       -----------
 Costs and estimated earnings in excess of
    billings on uncompleted contracts           $ 1,888,141       $   800,756
 Billings in excess of costs and estimated
    earnings on uncompleted contracts               (31,388)          (21,312)
                                                ===========       ===========

      NOTE RECEIVABLE

      At December 31, 1999 and 2000, the Company had a note receivable from a related party partnership in the amount of $45,212. An officer of the Company is a partner in the partnership. The note bears interest at 10% and is payable upon demand. Unpaid interest related to this note and two other related party notes with principal repayment in 1996 totaled $165,111 at December 31, 1999 and $169,632 at December 31, 2000 and is
      included in due from affiliates.

      OPERATING LEASES

      Certain manufacturing facilities are leased from related party partnerships under noncancellable operating leases through 2019. An officer of the Company is a partner in the partnerships. These related party leases require monthly payments which aggregate $37,000. In connection with the lease at the Lathrop facility, the Company made an $83,000 security deposit during 1990.

      Future minimum lease payments under these leases are discussed in note 17. Included in cost of goods sold is $478,000, $376,000 and $409,000 in rent expense paid to related parties for the years ended December 31, 1998, 1999, and 2000, respectively.

(11)  401(k) PLANS

      The Company has tax deferred savings plans under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 12% of gross annual earnings. Company contributions are made on a 50% matching basis of eligible contributions. The Company's contributions were $100,452, $179,861 and $369,430 in 1998, 1999, and 2000, respectively.

(12)  STOCK OPTIONS

      In 1989, the Company's shareholders approved a stock option plan (the 1989
      Plan). The 1989 Plan provided for the grant of both incentive and non-qualified options to purchase up to 400,000 shares of the Company's common stock. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options cannot be less than the fair market at the date of the grant (110% if granted to an employee who owns 10% or more of the Company's common stock). All of these options were granted prior to 1999.

      In March of 1994, pursuant to a vote of the Board of Directors, a non-qualified option plan was approved (the March 1994 Plan). The March 1994 Plan provided for the grant of 200,000 options to purchase shares

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES
      of the Company's common stock. The exercise price of the stock options cannot be less than the fair market at the date of the grant. All of these options were granted during 1994.

      In May of 1994, the Board of Directors voted and approved an additional stock option plan (the May 1994 Plan). The May 1994 Plan provided for the grant of both incentive and non-qualified options to purchase up to 500,000 shares of the Company's common stock. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options cannot be less than the fair market at the date of the grant (110% if granted to an employee who owns 10% or more of the Company's common stock). All of these options were granted prior to 1999.

      In July 1996, the Company's Board of Directors authorized the grant of options to purchase up to 500,000 shares of the Company's common stock. The non-statutory options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value at the date of the grant (110% if granted to an employee who owns 10% or more of the Company's common stock). All of these options were granted prior to 1999.

      In 1999, the Company's shareholders approved a stock option plan (the 1999
      Plan). The 1999 Plan provides for the grant of non-statutory options to purchase up to 1,250,000 shares of the Company's common stock. The non-statutory options may be granted to employees, officers, directors, consultants, independent contractors and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market at the date of the grant (110% if granted to an employee who owns 10% or more of the Company's common stock). In 1999 and 2000, 438,631 and 368,747 shares were granted, respectively.

      Stock options outstanding under the Company's Stock Option Plans are summarized as follows:

                                                          WEIGHTED
                                                          AVERAGE
                                                          EXERCISE
                                          SHARES           PRICE
                                        ----------       ----------
               December 31, 1997         1,240,608         $ 3.52
                  Granted                  170,869          19.69
                  Exercised                (51,450)          1.40
                                        ----------         ------

               December 31, 1998         1,360,027           5.63
                  Granted                  438,631           9.00
                  SPI Merger               389,909           2.26
                  Modtech Merger          (178,864)          4.61
                  Exercised               (268,149)          2.24
                  Terminated               (71,513)          7.27
                                        ----------         ------

               December 31, 1999         1,670,041           6.32
                                        ----------         ------

                  Granted                  368,747           6.86
                  Exercised               (213,655)          1.68
                  Terminated                (3,532)         13.11
                                        ----------         ------

               December 31, 2000         1,821,601         $ 6.96
                                        ==========         ======

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

      All stock options have a maximum term of ten years and become fully exercisable in accordance with a predetermined vesting schedule which varies.

      The following information applies to options outstanding at December 31, 2000:

                                     OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                         ------------------------------------------       --------------------------
                                           WEIGHTED
                                           AVERAGE
                                           REMAINING       WEIGHTED                         WEIGHTED
                                          CONTRACTUAL      AVERAGE                          AVERAGE
                            NUMBER           LIFE          EXERCISE         NUMBER          EXERCISE
                         OUTSTANDING        (YEARS)         PRICE         EXERCISABLE        PRICE
                         -----------      -----------      --------       -----------       --------
Range of exercise
   prices
  $1.19 - $4.50             671,461          4.8            $  2.17          622,409         $  2.14
  $6.00 - $10.00            950,274          8.3               7.93          241,830            8.32
  $12.62 - $20.57           199,866          7.1              18.42          129,892           17.95
                          ---------                                        ---------
                          1,821,601                         $  6.96          994,131         $  5.71
                          =========                                        =========


      The per share weighted-average fair value of stock options granted during 1998, 1999 and 2000 was $11.27, $5.06 and $3.81, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                        1998            1999            2000
                                       -------         -------         -------
Expected dividend yield                      0%              0%              0%
Average risk-free interest rate            5.6%            5.5%            6.2%
Volatility factor                        71.15%          69.40%          66.56%
Expected life                          4 years         4 years         4 years
                                       =======         =======         =======

      The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                   1998             1999             2000
                                -----------      -----------      -----------
Net Income
    As Reported                 $16,530,083      $ 8,387,009      $10,416,034
    Pro Forma                    15,424,671        8,054,385        9,872,535
                                ===========      ===========      ===========
Basic earnings per share
    As Reported                 $      1.68      $      0.64      $      0.78
    Pro forma                          1.57             0.61             0.73
                                ===========      ===========      ===========
Diluted earnings per share
    As Reported                 $      1.50      $      0.59      $      0.72
    Pro Forma                          1.40             0.57             0.69
                                ===========      ===========      ===========

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

(13)  SERIES A PREFERRED STOCK

      In conjunction with the Modtech Merger, 388,939 shares of Series A Preferred Stock were issued in February 1999. The Series A Preferred Stock has no voting rights, including, without limitation, the right to vote on the election of directors, mergers, reorganization or a sale of all or substantially all of the Company's assets. Dividends accrue on each share of Series A Preferred Stock at the rate of $0.40 per annum. Dividends may not be paid on the Company's common stock until all accrued dividends on the Series A Preferred Stock are paid or declared and set aside for payment.

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


 (14) EARNINGS PER SHARE

      The following table represents the calculation of basic and diluted earnings per common share under the provisions of SFAS No. 128:

                                                1998             1999             2000
                                             -----------      -----------      -----------
BASIC
Net income                                   $16,530,083      $ 8,387,009      $10,416,034
Dividends on preferred stock (note 13)                --          136,128          155,576
                                             -----------      -----------      -----------
   Net income available to common stock      $16,530,083      $ 8,250,881      $10,260,458
                                             ===========      ===========      ===========

Basic weighted-average shares
   outstanding                                 9,857,422       12,986,067       13,237,867
                                             ===========      ===========      ===========

Basic earnings per common share              $      1.68      $      0.64      $      0.78
                                             ===========      ===========      ===========

DILUTED
Net income                                   $16,530,083      $ 8,387,009      $10,416,034
                                             ===========      ===========      ===========

Basic weighted-average shares
   outstanding                                 9,857,422       12,986,067       13,237,867
Add:
        Conversion of preferred stock                 --          388,939          388,939
        Exercise of stock options              1,130,880          829,472          730,535
                                             -----------      -----------      -----------

Diluted weighted-average shares
   outstanding                                10,988,302       14,204,478       14,357,341
                                             ===========      ===========      ===========

Diluted earnings per common share            $      1.50      $      0.59      $      0.72
                                             ===========      ===========      ===========

      Options to purchase 551,096, and 620,351 shares of common stock were outstanding during 1999 and 2000, respectively, but were not included in the computation of diluted earnings per share because the

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES
      option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

(15)  MAJOR CUSTOMER

      Sales to two major customers represented the following percentage of net sales:

                                   1998         1999         2000
                                  ------       ------       ------
            Customer A                11%           6%           6%
            Customer B                 0%           8%          11%
                                  ======       ======       ======

(16)  SUPPLEMENTAL CASH FLOW DISCLOSURES

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                       1998             1999             2000
                                    -----------      -----------      -----------
Cash paid during the year for:
   Interest                         $   209,677      $ 3,209,179      $ 4,587,398
                                    ===========      ===========      ===========
   Income taxes                     $13,755,000      $ 2,320,000      $ 6,766,998
                                    ===========      ===========      ===========

(17)  COMMITMENTS AND CONTINGENCIES

      LAND LEASES

      The Company has entered into various noncancellable agreements to lease land at its manufacturing facilities through 2019. Minimum lease payments under these noncancellable operating leases for the next five years and thereafter are as follows:

              Year ending December 31:
                 2001                            $ 1,782,000
                 2002                              1,652,000
                 2003                              1,326,000
                 2004                                917,000
                 2005                                917,000
                 Thereafter                        6,858,000
                                                 -----------

                                                 $13,452,000
                                                 ===========

      Of the $13,452,000 in future rental payments, $7,309,000 is payable to related parties (note 10). Rent expense for the years ended December 31, 1998, 1999 and 2000 was $713,000, $2,139,000 and $2,380,000, respectively.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

(18)  WARRANTY

      The standard contractual warranty for the Company's modular buildings is one year, although it may be varied by contract specifications. Purchased equipment installed by the Company, such as air conditioning units, carry the manufacturers' standard warranty. To date, warranty costs incurred have been immaterial.

(19)  PENDING CLAIMS AND LITIGATION

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of the claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(20)  SUBSEQUENT EVENT

      On March 8, 2001, the Company purchased 100% of the stock of Innovative Modular Structures, Inc. (IMS). IMS designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. IMS is based in St. Petersburg, Florida. The acquisition will be accounted for by the purchase method of accounting.

(21)  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      In thousands, except per share amounts:

                           FOURTH        THIRD       SECOND        FIRST
                           QUARTER      QUARTER      QUARTER      QUARTER
                           -------      -------      -------      -------
       2000:
       Net sales           $49,380      $76,450      $65,182      $43,722
       Gross profit          7,381       13,310        9,719        5,822
       Net income            1,747        4,530        3,032        1,107
       Earnings per
        common share:
          Basic            $  0.13      $  0.34      $  0.23      $  0.08
          Diluted             0.12         0.31         0.21         0.08

       1999:
       Net sales           $38,030      $59,331      $48,915      $20,952
       Gross profit          5,958       10,941        8,165        3,496
       Net income            1,071        3,992        2,301        1,023
       Earnings per
        common share:
          Basic            $  0.07      $  0.31      $  0.18      $  0.08
          Diluted             0.07         0.29         0.16         0.07

                                   Schedule II

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1998, 1999, and 2000



                                     BALANCE AT    ACQUIRED      AMOUNTS
                                     BEGINNING     THROUGH       CHARGED                    BALANCE AT
          DESCRIPTION                 OF YEAR    ACQUISITION    TO EXPENSE    DEDUCTIONS    END OF YEAR
-------------------------------------------------------------------------------------------------------

Allowance for contract
   adjustments:

   Year ended December 31, 1998      $410,119      $ 30,988      $     --      $(12,000)      $429,107
                                     ========      ========      ========      ========       ========

   Year ended December 31, 1999      $429,107      $ 50,000      $280,000      $(30,988)      $728,119
                                     ========      ========      ========      ========       ========

   Year ended December 31, 2000      $728,119      $     --      $     --      $(25,000)      $703,119
                                     ========      ========      ========      ========       ========

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

        10.2(3)       Transaction Advisory Agreement.

        10.3(4)       Employment Agreement between the Company and Evan M.
                      Gruber.

        10.4(4)       Employment Agreement between the Company and Patrick Van
                      Den Bossche.

        10.5(4)       Employment Agreement between the Company and Michael G.
                      Rhodes.

        10.6(5)       Lease between the Company and Pacific Continental Modular
                      Enterprises, relating to the Barrett Street property in Perris, California.

        10.7(5) Lease between the Company and BMG, relating to the property in Lathrop, California.

        10.8(5) Form of Indemnity Agreement between the Company and its executive officers and directors.

        10.9(3)       Financial Advisory Services Agreement.

        10.10(6)      Credit Agreement.

        23.1          Independent Auditors' Consent.


--------------------

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

  (6) Incorporated by reference to Modtech Holdings, Inc.'s Form 10-K filed with the Commission on April 15, 1999 (Commission File No. 000-25161).