Form 10-Q
period 2001-03-31
MODTECH HOLDINGS INC
filed 2001-05-15
CIK 1075066

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 2001

Commission File Number 000 - 25161



                             MODTECH HOLDINGS, INC.
--------------------------------------------------------------------------------



Delaware                                                    33 -- 0825386
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                             Identification No.)


2830 Barrett Avenue, Perris, CA                             92571
-------------------------------                             -------------------
(Address of principal executive                             (Zip Code
  office)


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



                                                                Yes [X]   No [ ]



As of May 11, 2001, there were 13,397,099 of the Registrant's Common Stock outstanding.

                             MODTECH HOLDINGS, INC.



                                    FORM 10-Q



                      FOR THE QUARTER ENDED MARCH 31, 2001



                          PART I. FINANCIAL INFORMATION



      The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full fiscal years. The financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

                             MODTECH HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets


                                                                December 31,        March 31,
                                                                   2000               2001
----------------------------------------------------------------------------------------------
                                                                 (Audited)        (Unaudited)
                                     Assets

Current assets:
   Cash and cash equivalents                                    $    416,000      $  2,212,000
   Contracts receivable, net, including costs in excess of
     billings of $9,724,000 and $12,659,000 in 2000 and
     2001, respectively                                           43,813,000        43,190,000
   Inventories                                                     9,815,000        10,446,000
   Due from affiliates                                               702,000           113,000
   Deferred tax assets                                             3,407,000         3,407,000
   Other current assets                                            1,010,000         1,441,000
                                                                ------------      ------------

         Total current assets                                     59,163,000        60,809,000
                                                                ------------      ------------

Property and equipment, net                                       14,538,000        16,041,000

Other assets
   Goodwill, net                                                 111,157,000       111,828,000
   Covenants not to compete, net                                   1,188,000         1,016,000
   Debt issuance costs, net                                        1,205,000         1,091,000
   Deferred tax assets                                                56,000            56,000
   Other assets                                                      395,000           453,000
                                                                ------------      ------------

                                                                $187,702,000      $191,294,000
                                                                ============      ============

                      Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                     $ 23,107,000      $ 22,181,000
   Billings in excess of costs                                     4,003,000         3,395,000
   Current revolving credit line                                   6,500,000        12,350,000
   Current maturities of long-term debt                            8,400,000         8,700,000
                                                                ------------      ------------

         Total current liabilities                                42,010,000        46,626,000

Long-term debt, excluding current portion                         23,600,000        21,200,000
                                                                ------------      ------------

         Total liabilities                                        65,610,000        67,826,000
                                                                ------------      ------------

Shareholders' Equity:
  Series A preferred stock, $.01 par.  Authorized
   5,000,000 shares; issued and outstanding 388,939 in
   2000 and 2001                                                       4,000             4,000
  Common stock, $.01 par.  Authorized 25,000,000 shares;
   issued and outstanding 13,348,015 and 13,363,780 in
   2000 and 2001, respectively                                       133,000           134,000
  Additional paid-in capital                                      78,008,000        78,027,000
  Retained earnings                                               43,947,000        45,303,000
                                                                ------------      ------------

         Total shareholders' equity                              122,092,000       123,468,000
                                                                ------------      ------------

                                                                $187,702,000      $191,294,000
                                                                ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MODTECH HOLDINGS, INC.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)


                                                        Three Months Ended
                                                              March 31,
                                                       2000               2001
----------------------------------------------------------------------------------
Net sales                                          $ 43,722,000       $ 42,680,000
Cost of goods sold                                   37,900,000         36,608,000
                                                   ------------       ------------

         Gross profit                                 5,822,000          6,072,000

Selling, general and administrative expenses          1,840,000          1,695,000
Goodwill and covenant amortization                      926,000            926,000
                                                   ------------       ------------

         Income from operations                       3,056,000          3,451,000
                                                   ------------       ------------

Other income (expense):
   Interest expense, net                             (1,014,000)          (905,000)
   Other, net                                             8,000             13,000
                                                   ------------       ------------
                                                     (1,006,000)          (892,000)
                                                   ------------       ------------

         Income before income taxes                   2,050,000          2,559,000

Income taxes                                           (943,000)        (1,203,000)
                                                   ------------       ------------

         Net income                                $  1,107,000       $  1,356,000
                                                   ------------       ------------

Series A preferred stock dividend                        39,000             39,000

         Net income available to common stock      $  1,068,000       $  1,317,000
                                                   ============       ============


Basic earnings per common share                    $       0.08       $       0.10
                                                   ============       ============

Basic weighted-average shares outstanding            13,156,000         13,350,000
                                                   ============       ============

Diluted earnings per common share                  $       0.08       $       0.10
                                                   ============       ============

Diluted weighted-average shares outstanding          14,277,000         14,255,000
                                                   ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MODTECH HOLDINGS, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                            2000               2001
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                           $  1,107,000       $  1,356,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                       1,439,000          1,574,000
       Gain on sale of equipment                                                  --             (4,000)
       (Increase) decrease in assets, net of effects
        from acquisitions:
        Contracts receivable                                              (8,829,000)         1,149,000
        Inventories                                                       (3,502,000)           213,000
        Due from affiliates                                                 (443,000)           589,000
        Other current and noncurrent assets                                 (137,000)          (436,000)
        Increase (decrease) in liabilities, net of
        effects from acquisitions:
        Accounts payable and accrued liabilities                           3,147,000         (2,310,000)
        Billings in excess of costs                                       (2,109,000)          (608,000)
                                                                        ------------       ------------

               Net cash provided by (used in) operating activities        (9,327,000)         1,523,000
                                                                        ------------       ------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                --              6,000
   Purchase of property and equipment                                       (755,000)          (213,000)
   Purchase of covenants not to compete                                           --            (25,000)
   Acquisition of subsidiaries, net of cash acquired                              --         (3,407,000)
                                                                        ------------       ------------

               Net cash used in investing activities                        (755,000)        (3,639,000)
                                                                        ------------       ------------

Cash flows from financing activities:
   Net principal borrowings under revolving credit line                   10,800,000          5,993,000
   Net principal payments on long-term debt                               (1,750,000)        (2,100,000)
   Proceeds from exercise of stock options                                    96,000             19,000
                                                                        ------------       ------------

               Net cash provided by financing activities                   9,146,000          3,912,000
                                                                        ------------       ------------

Net (decrease) increase in cash and cash equivalents                        (936,000)         1,796,000

Cash and cash equivalents at beginning of period                           1,198,000            416,000
                                                                        ------------       ------------

Cash and cash equivalents at end of period                              $    262,000       $  2,212,000
                                                                        ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements

                             MODTECH HOLDINGS, INC.

              Notes To Condensed Consolidated Financial Statements

                                 March 31, 2001


1)   Management Opinion

     In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

     The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full fiscal years.

2)   Inventories

     Inventories consist of the following:

                                       2000             2001
                                    -----------      -----------
               Raw materials        $ 8,394,000      $ 8,112,000
               Work in process        1,413,000        2,326,000
               Finished goods             8,000            8,000
                                    -----------      -----------
                                    $ 9,815,000      $10,446,000
                                    ===========      ===========

3) Earnings Per Share

     The following table illustrates the calculation of basic and diluted earnings per common share under the provisions of SFAS No. 128:

                                                    Three Months Ended
                                                          March 31,
                                                  2000               2001
                                              ------------       ------------
 BASIC
 Net income                                   $  1,107,000       $  1,356,000
 Dividends on preferred stock                      (39,000)           (39,000)
                                              ------------       ------------
    Net income available to common stock      $  1,068,000       $  1,317,000
                                              ============       ============

 Weighted-average common shares
    outstanding                                 13,156,000         13,350,000
                                              ============       ============

 Basic earnings per common share              $       0.08       $       0.10
                                              ============       ============

 DILUTED
 Net income                                   $  1,107,000       $  1,356,000
                                              ============       ============

 Weighted-average common shares                 13,156,000         13,350,000
    outstanding
 Add:
         Conversion of preferred stock             389,000            389,000
         Exercise of options                       732,000            516,000
                                              ------------       ------------

 Adjusted weighted-average common
    shares outstanding                          14,277,000         14,255,000
                                              ============       ============

 Diluted earnings per common share            $       0.08       $       0.10
                                              ============       ============

      Options to purchase 547,000 and 851,000 shares of common stock were outstanding during the quarters ended March 31, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

4)    Debt

      The credit facility contains various covenants. The Company was in compliance with such covenants or has received a waiver as of March 31, 2001.

5)    Acquisition

      IMS Acquisition. On March 8, 2001, the Company purchased 100% of the stock of Innovative Modular Structures, Inc. (IMS). IMS designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. IMS is based in St. Petersburg, Florida. Pro forma amounts for the IMS acquisition are not included, as the effect is not material to the Company's consolidated financial statements. This acquisition has been accounted for as a purchase.

    Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


RESULTS OF OPERATIONS

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percent of net sales.

                                                      Percent of Net Sales
                                                       Three Months Ended
                                                            March 31,
                                                       2000          2001
                                                      ------        ------
    Net sales                                          100.0%        100.0%

    Gross profit                                        13.3          14.2

    Selling, general and administrative expenses         4.2           4.0

    Goodwill and covenant amortization                   2.1           2.2

    Income from operations                               7.0           8.1

    Interest expense, net                               (2.3)         (2.1)

    Income before income taxes                           4.7           6.0

Net sales for the three months ended March 31, 2001 remained level at approximately $42.7 million compared to $43.7 million for the three months ended March 31, 2000. The small decline in net sales was attributable to weather conditions in California. The heavier than normal rains affected completion of certain projects, including delivery and installation delays due to wet ground conditions.

Gross profit as a percentage of net sales for the three months ended March 31, 2001 increased to 14.2% from 13.3% for the same period in 2000. The increase was due to product mix as well as certain operational efficiencies.

Selling, general and administrative expenses decreased for the three months ended March 31, 2001 by $145,000, a decrease of 7.9%. As a percentage of net sales, selling, general, and administrative expenses decreased from 4.2% in the first three months of 2000 to 4.0% in 2001.

Goodwill was recorded for both the SPI Merger and the Coastal Acquisition in 1999 and has been amortized from the respective dates of acquisition.

Interest expense, net decreased for the three months ended March 31, 2001 by $109,000, or 10.7%. The decrease is attributable to decreased line of credit borrowings, decreased long term debt due to repayment and decreased interest rates for the three months ended March 31, 2001. As a percentage of net sales, interest expense decreased from 2.3% in the first three months of 2000 to 2.1% in 2001.

INFLATION

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash from operations, bank borrowings and public offerings to meet its needs. At March 31, 2001, the Company had $2,212,000 in cash and cash equivalents. During the three months ended March 31, 2001, the Company generated cash from operating activities of $1,523,000.

The Company has a $75,000,000 credit facility, of which $30,000,000 represents a revolving loan commitment. The credit facility is secured by all the Company's assets, as well as the Company's stock ownership in its subsidiaries. The credit facility expires in February 2004. On March 31, 2001, $12,350,000 was outstanding under the revolving loan commitment. The credit facility contains various covenants. The Company was in compliance with such covenants or has received a waiver as of March 31, 2001.

Management believes that the Company's existing product lines and manufacturing capacity will enable the Company to generate sufficient cash through operations, supplemented by periodic use of its existing bank line of credit, to finance the Company's business at current levels over the next 12 months. Additional cash resources may be required if the Company expands its business beyond current levels. For example, it will be necessary for the Company to construct or acquire additional manufacturing facilities in order for the Company to compete effectively in new market areas or states which are beyond a 300 mile radius from one of its production facilities. The construction or acquisition of new facilities would require significant additional capital. For these reasons, among others, the Company may need additional debt or equity financing in the future. There can be, however, no assurance that the Company will be successful in obtaining such additional financing, or that any such financing will be available on terms acceptable to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have a material impact on our consolidated financial position or results of operations.


       Item 3. Quantitative And Qualitative Disclosures About Market Risk


We are exposed to market risks related to fluctuation in interest rates on our $75 million credit facility. During the quarter ended March 31, 2001, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at the lower of (1) LIBOR plus additional interest of between 1.5% and 2.25%, or (2) a rate equal to the greater of (i) the Federal funds rate plus 0.5% or (ii) the bank's prime rate, plus in either case an additional interest of between 0.25% to 1.0%. We estimate that the average amount of debt outstanding under the credit facility for 2001 will be $50 million. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $500,000 for the year.

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

                  None

            (b)   Reports on Form 8-K

                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Modtech Holdings, Inc.



Date: May 15, 2001                           by:  /s/ Shari L. Walgren
     ------------------                           ------------------------------
                                                  Shari L. Walgren
                                                  Chief Financial Officer