Form 10-Q
period 2001-06-30
MODTECH HOLDINGS INC
filed 2001-08-10
CIK 1075066

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 2001

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

As of August 9, 2001, there were 13,452,099 of the Registrant's Common Stock outstanding.

                             MODTECH HOLDINGS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

PART I. STATEMENT REGARDING FINANCIAL INFORMATION

     The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

                             MODTECH HOLDINGS, INC.

                      Condensed Consolidated Balance Sheets

                                                      December 31,      June 30,
                                                          2000            2001
                                                      ------------    ------------
                                                       (Audited)       (Unaudited)
                                     Assets
Current assets:
  Cash and cash equivalents                           $    416,000    $    851,000
  Contracts receivable, net, including costs
    in excess of billings of $9,724,000 and
    $14,460,000 in 2000 and 2001, respectively          43,813,000      52,313,000
  Inventories                                            9,815,000      11,535,000
  Due from affiliates                                      702,000          11,000
  Deferred tax assets                                    3,407,000       3,407,000
  Other current assets                                   1,010,000       1,341,000
                                                      ------------    ------------
      Total current assets                              59,163,000      69,458,000
                                                      ------------    ------------

Property and equipment, net                             14,538,000      15,676,000

Other assets
    Goodwill, net                                      111,157,000     111,099,000
    Covenants not to compete, net                        1,188,000         820,000
    Debt issuance costs, net                             1,205,000       1,015,000
    Deferred tax assets                                     56,000          56,000
    Other assets                                           395,000         531,000
                                                      ------------    ------------
                                                      $187,702,000    $198,655,000
                                                      ============    ============

                     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities            $ 23,107,000    $ 21,503,000
  Billings in excess of costs                            4,003,000       3,584,000
  Current revolving credit line                          6,500,000      18,275,000
  Current maturities of long-term debt                   8,400,000       9,000,000
                                                      ------------    ------------
      Total current liabilities                         42,010,000      52,362,000

Long-term debt, excluding current portion               23,600,000      18,800,000
                                                      ------------    ------------
      Total liabilities                                 65,610,000      71,162,000
                                                      ------------    ------------

Shareholders' Equity:
  Series A preferred stock, $.01 par. Authorized
    5,000,000 shares; issued and outstanding
    388,939 in 2000 and 2001                                 4,000           4,000
  Common stock, $.01 par. Authorized 25,000,000
    shares; issued and outstanding 13,348,015 and
    13,452,099 in 2000 and 2001, respectively
                                                           133,000         135,000
  Additional paid-in capital                            78,008,000      78,331,000
  Retained earnings                                     43,947,000      49,023,000
                                                      ------------    ------------
      Total shareholders' equity                       122,092,000     127,493,000
                                                      ------------    ------------
                                                      $187,702,000    $198,655,000
                                                      ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MODTECH HOLDINGS, INC.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

                                                         Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                   ------------------------------      --------------------------------
                                                       2000              2001              2000                2001
                                                   ------------      ------------      -------------      -------------
Net sales                                          $ 65,182,000      $ 61,084,000      $ 108,904,000      $ 103,764,000
Cost of goods sold                                   55,463,000        50,059,000         93,363,000         86,667,000
                                                   ------------      ------------      -------------      -------------
        Gross profit                                  9,719,000        11,025,000         15,541,000         17,097,000

Selling, general, and administrative expenses         1,988,000         2,277,000          3,828,000          3,972,000
Goodwill and covenant amortization                      925,000           925,000          1,851,000          1,851,000
                                                   ------------      ------------      -------------      -------------
        Income from operations                        6,806,000         7,823,000          9,862,000         11,274,000
                                                   ------------      ------------      -------------      -------------

Other income (expense):
    Interest expense, net                            (1,210,000)         (837,000)        (2,224,000)        (1,742,000)
    Other, net                                           19,000            33,000             27,000             46,000
                                                   ------------      ------------      -------------      -------------
                                                     (1,191,000)         (804,000)        (2,197,000)        (1,696,000)
                                                   ------------      ------------      -------------      -------------

         Income before income taxes                   5,615,000         7,019,000          7,665,000          9,578,000

Income taxes                                         (2,583,000)       (3,299,000)        (3,526,000)        (4,502,000)
                                                   ------------      ------------      -------------      -------------
         Net income                                $  3,032,000      $  3,720,000      $   4,139,000      $   5,076,000
                                                   ============      ============      =============      =============
Series A Preferred stock dividend                        39,000            39,000             78,000             78,000

          Net income available to common stock     $  2,993,000      $  3,681,000      $   4,061,000      $   4,998,000
                                                   ============      ============      =============      =============

Basic earnings per common share                    $       0.23      $       0.27      $        0.31      $        0.37
                                                   ============      ============      =============      =============

Basic weighted-average shares outstanding            13,196,000        13,387,000         13,176,000         13,369,000
                                                   ============      ============      =============      =============

Diluted earnings per common share                  $       0.21      $       0.26      $        0.29      $        0.36
                                                   ============      ============      =============      =============

Diluted weighted-average shares outstanding          14,399,000        14,517,000         14,332,000         14,374,000
                                                   ============      ============      =============      =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MODTECH HOLDINGS, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                         ----------------------------
                                                             2000            2001
                                                         ------------    ------------
Cash flows from operating activities:
  Net income                                             $  4,139,000    $  5,076,000
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                           2,918,000       3,127,000
    Gain on sale of equipment                                      --         (20,000)
    (Increase) decrease in assets, net of effects
      from acquisitions:
      Contracts receivable                                (28,310,000)     (7,974,000)
      Inventories                                          (4,988,000)       (875,000)
      Due from affiliates                                     256,000         691,000
      Other current and noncurrent assets                      56,000        (413,000)
    Increase (decrease) in liabilities, net of
      effects from acquisitions:
      Accounts payable and accrued liabilities             13,957,000      (2,846,000)
      Billings in excess of costs                          (1,571,000)       (419,000)
                                                         ------------    ------------
          Net cash used in operating activities           (13,543,000)     (3,653,000)
                                                         ------------    ------------

Cash flows from investing activities:
  Proceeds from sale of equipment                                  --          25,000
  Purchase of property and equipment                       (1,983,000)       (405,000)
  Purchase of covenants not to compete                             --         (25,000)
  Acquisition of subsidiaries, net of cash acquired                --      (3,406,000)
                                                         ------------    ------------
          Net cash used in investing activities            (1,983,000)     (3,811,000)
                                                         ------------    ------------

Cash flows from financing activities:
  Net principal borrowings under revolving credit line     19,325,000      11,775,000
  Net principal payments on long-term debt                 (3,500,000)     (4,200,000)
  Proceeds from exercise of stock options                     130,000         324,000
                                                         ------------    ------------
          Net cash provided by financing activities        15,955,000       7,899,000
                                                         ------------    ------------

Net increase in cash and cash equivalents                     429,000         435,000

Cash and cash equivalents at beginning of period            1,198,000         416,000
                                                         ------------    ------------
Cash and cash equivalents at end of period               $  1,627,000    $    851,000
                                                         ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MODTECH HOLDINGS, INC.

              Notes To Condensed Consolidated Financial Statements

                                   (Unaudited)

                                  June 30, 2001

(1)  Management Opinion

     In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

     The results of operations for the three and six months ended June 30, 2000 and 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward looking statements.

(2)  Inventories

     Inventories consist of the following:

                                       2000                 2001
                                    ----------           ----------

     Raw materials                  $8,394,000          $ 8,262,000
     Work in process                 1,413,000            3,265,000
     Finished goods                      8,000                8,000
                                    ----------           ----------
                                    $9,815,000          $11,535,000
                                    ==========          ===========

(3)  Earnings Per Share

     The following table presents the calculation of basic and diluted earnings per common share under the provisions of SFAS No. 128:

                                                Three Months Ended                   Six Months Ended
                                                     June 30,                            June 30,
                                           ------------------------------      ------------------------------
                                               2000              2001              2000               2001
                                           ------------      ------------      ------------      ------------
     BASIC
     Net income                            $  3,032,000      $  3,720,000      $  4,139,000      $  5,076,000
     Dividends on preferred stock               (39,000)          (39,000)          (78,000)          (78,000)
                                           ------------      ------------      ------------      ------------
        Net income available to common
          stock                            $  2,993,000      $  3,681,000      $  4,061,000      $  4,998,000
                                           ============      ============      ============      ============

     Basic weighted-average shares
       outstanding                           13,196,000        13,387,000        13,176,000        13,369,000
                                           ============      ============      ============      ============

     Basic earnings per common share       $       0.23      $       0.27      $       0.31      $       0.37
                                           ============      ============      ============      ============

                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                               ---------------------------     ---------------------------
                                                  2000            2001            2000            2001
                                               -----------     -----------     -----------     -----------
     DILUTED
     Net income                                $ 3,032,000     $ 3,720,000     $ 4,139,000     $ 5,076,000
                                               ===========     ===========     ===========     ===========

     Basic weighted-average shares
       outstanding                              13,196,000      13,387,000      13,176,000      13,369,000

     Add:
          Conversion of preferred stock            389,000         389,000         389,000         389,000
          Exercise of stock options                814,000         741,000         767,000         616,000
                                               -----------     -----------     -----------     -----------

     Diluted weighted-average shares
       outstanding                              14,399,000      14,517,000      14,332,000      14,374,000
                                               ===========     ===========     ===========     ===========

     Diluted earnings per common share         $      0.21     $      0.26     $      0.29     $      0.36
                                               ===========     ===========     ===========     ===========

     Options to purchase 204,000 and 547,000 shares of common stock were outstanding during the three and six months ended June 30, 2000, respectively, and options to purchase 218,000 and 611,000 shares of common stock were outstanding during the three and six months ended June 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

(4)  Acquisition

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

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percent of net sales.

                                           Percent of Net Sales          Percent of Net Sales
                                           --------------------          --------------------
                                            Three Months Ended             Six Months Ended
                                                 June 30,                      June 30,
                                           --------------------          --------------------
                                           2000           2001           2000           2001
                                           -----          -----          -----          -----
Net sales                                  100.0%         100.0%         100.0%         100.0%

Gross profit                                14.9           18.0           14.3           16.5

Selling, general and administrative
  expenses                                   3.0            3.7            3.5            3.8

Goodwill and covenant amortization           1.4            1.5            1.7            1.8

Income from operations                      10.4           12.8            9.1           10.9

Interest expense, net                       (1.9)          (1.4)          (2.0)          (1.7)

Income before income taxes                   8.6           11.5            7.0            9.2

Net sales for the three and six months ended June 30, 2001, decreased by $4,098,000 or 6.3% and $5,140,000 or 4.7%, respectively. The Company has seen a shift in product mix from higher volume, lower gross margin standard units toward a more customized unit. These customized units typically generate higher margins.

Gross profit as a percentage of net sales for the three and six months ended June 30, 2001 increased to 18.0% and 16.5%, respectively, from 14.9% and 14.3% for the same periods in 2000. The increase was due to product mix as well as certain operational efficiencies.

Selling, general and administrative expenses increased for the three and six months ended June 30, 2001 by $289,000 or 14.5% and $144,000 or 3.8%,
respectively. As a percentage of net sales, selling, general, and administrative expenses for the three and six months ended June 30, 2001 are 3.7% and 3.8%, respectively. The percentages were 3.0% and 3.5% for the same periods in 2000. Certain additional costs have been incurred in 2001 in the marketing of a new product for the Florida market.

Goodwill was recorded for both the SPI Merger and the Coastal Acquisition in 1999 and for the IMS acquisition in 2001 and has been amortized from the respective dates of acquisition.

Interest expense, net decreased for the three and six months ended June 30, 2001 by $373,000 or 30.8% and $482,000 or 21.7%, respectively. The decrease is attributable to decreased line of credit borrowings, decreased long-term debt due to repayments and decreased interest rates for the three and six months ended June 30, 2001. As a percentage of net sales, interest expense decreased from 1.9% and 2.0% in the three and six months ended June 30, 2000, respectively, to 1.4% and 1.7% in the three and six months ended June 30, 2001, respectively.

INFLATION

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash from operations, bank borrowings and public offerings to meet its needs. At June 30, 2001, the Company had $851,000 in cash and cash equivalents. During the six months ended June 30, 2001, the Company used cash from operating activities of $3,653,000.

The Company has a $75,000,000 credit facility, of which $30,000,000 represents a revolving loan commitment. For the period June 1 through December 31 of each year, the revolving loan commitment increases to $41,000,000. The credit facility is secured by all the Company's assets, as well as the Company's stock ownership in its subsidiaries. The credit facility expires in February 2004. On June 30, 2001, $18,275,000 was outstanding under the revolving loan commitment, compared to $19,325,000 outstanding at June 30, 2000. The credit facility contains various covenants. The Company was in compliance with such covenants as of June 30, 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133, as amended, did not have a material impact on our consolidated financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment. Under SFAS 142, the amortization of goodwill ceases upon adoption of the Statement and is effective for fiscal years beginning after December 15, 2001, which for calendar year-end companies, will be January 1, 2002.

The Company has historically amortized its goodwill over its estimated useful lives. Beginning with the adoption of SFAS 142, the Company will cease amortizing its goodwill. The Company recorded amortization expense in the amount of $2,916,000 for the year ended December 31, 2000, $729,000 for the three months ended June 30, 2001 and $1,458,000 for the six months ended June 30, 2001. To the extent that no impairment charges are recorded upon adoption or application of SFAS 142, similar amounts of amortization will not be recorded in future periods.

       Item 3. Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our $75 million credit facility. During the three and six months ended June 30, 2001, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at the lower of (1) LIBOR plus additional interest of between 1.5% and 2.25%, or (2) a rate equal to the greater of (i) the Federal funds rate plus 0.5% or (ii) the bank's prime rate, plus in either case an additional interest of between 0.25% to 1.0%. We estimate that the average amount of debt outstanding under the credit facility for 2001 will be $50 million. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $500,000 for the year.

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


                                            Modtech Holdings, Inc.



Date: August 10, 2001                       by: /s/ Shari L. Walgren
                                                --------------------------------
                                                    Shari L. Walgren
                                                    Chief Financial Officer