Form 10-Q
period 2001-09-30
MODTECH HOLDINGS INC
filed 2001-11-09
CIK 1075066

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 2001

Commission File Number 000 - 25161



                             MODTECH HOLDINGS, INC.
--------------------------------------------------------------------------------



Delaware                                                    33 -- 0825386
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                             Identification No.)


2830 Barrett Avenue, Perris, CA                             92571
-------------------------------                             --------------------
(Address of principal executive                             (Zip Code)
 office)


Registrant's telephone number:                              (909) 943-4014

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

                                                                Yes [X]  No [ ]


As of November 7, 2001, there were 13,452,099 of the Registrant's Common Stock outstanding.

                             MODTECH HOLDINGS, INC.



                                    FORM 10-Q



                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



                PART I. STATEMENT REGARDING FINANCIAL INFORMATION






               The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the quarter and nine months ended September 30, 2000 and 2001 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

                             MODTECH HOLDINGS, INC.

                      Condensed Consolidated Balance Sheets

                                                                December 31,     September 30,
                                                                    2000              2001
                                                                ------------     -------------
                                                                 (Audited)         (Unaudited)
                          Assets
Current assets:
   Cash and cash equivalents                                    $    416,000      $  2,100,000
   Contracts receivable, net, including costs in excess of
     billings of $9,724,000 and $8,632,000 in 2000 and
     2001, respectively                                           43,813,000        56,939,000

   Inventories                                                     9,815,000        10,099,000
   Due from affiliates                                               702,000         1,212,000
   Deferred tax assets                                             3,407,000         3,407,000
   Other current assets                                            1,010,000         1,488,000
                                                                ------------      ------------

         Total current assets                                     59,163,000        75,245,000
                                                                ------------      ------------

Property and equipment, net                                       14,538,000        15,357,000

Other assets

   Goodwill, net                                                 111,157,000       110,370,000
   Covenants not to compete, net                                   1,188,000           623,000
   Debt issuance costs, net                                        1,205,000         1,153,000
   Deferred tax assets                                                56,000            56,000
   Other assets                                                      395,000           614,000
                                                                ------------      ------------

                                                                $187,702,000      $203,418,000
                                                                ============      ============

           Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                     $ 23,107,000      $ 27,582,000
   Billings in excess of costs                                     4,003,000         4,918,000
   Current revolving credit line                                   6,500,000        13,000,000
   Current maturities of long-term debt                            8,400,000         9,300,000
                                                                ------------      ------------

         Total current liabilities                                42,010,000        54,800,000

Long-term debt, excluding current portion                         23,600,000        16,400,000
                                                                ------------      ------------

         Total liabilities                                        65,610,000        71,200,000
                                                                ------------      ------------

Shareholders' Equity:
  Series A preferred stock, $.01 par.  Authorized
   5,000,000 shares; issued and outstanding 388,939 in
   2000 and 2001                                                       4,000             4,000
  Common stock, $.01 par.  Authorized 25,000,000 shares;
   issued and outstanding 13,348,015 and 13,452,099 in
   2000 and 2001, respectively                                       133,000           135,000
  Additional paid-in capital                                      78,008,000        78,331,000
  Retained earnings                                               43,947,000        53,748,000
                                                                ------------      ------------

         Total shareholders' equity                              122,092,000       132,218,000
                                                                ------------      ------------

                                                                $187,702,000      $203,418,000
                                                                ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MODTECH HOLDINGS, INC.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

                                                              Quarter Ended                         Nine Months Ended
                                                               September 30,                          September 30,

                                                         2000                2001                2000                2001
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                           $  76,450,000       $  63,559,000       $ 185,354,000       $ 167,323,000
Cost of goods sold                                     63,140,000          51,106,000         156,503,000         137,773,000
                                                    -------------       -------------       -------------       -------------

        Gross profit                                   13,310,000          12,453,000          28,851,000          29,550,000


Selling, general, and administrative expenses           2,235,000           1,987,000           6,063,000           5,960,000

Goodwill and covenant amortization                        925,000             925,000           2,776,000           2,776,000
                                                    -------------       -------------       -------------       -------------

        Income from operations                         10,150,000           9,541,000          20,012,000          20,814,000
                                                    -------------       -------------       -------------       -------------

Other income (expense):
   Interest expense, net                               (1,464,000)           (671,000)         (3,688,000)         (2,414,000)
   Other, net                                              25,000              45,000              52,000              92,000
                                                    -------------       -------------       -------------       -------------
                                                       (1,439,000)           (626,000)         (3,636,000)         (2,322,000)
                                                    -------------       -------------       -------------       -------------

         Income before income taxes                     8,711,000           8,915,000          16,376,000          18,492,000

Income taxes                                           (4,181,000)         (4,190,000)         (7,707,000)         (8,691,000)
                                                    -------------       -------------       -------------       -------------

         Net income                                 $   4,530,000       $   4,725,000       $   8,669,000       $   9,801,000
                                                    =============       =============       =============       =============

Series A Preferred stock dividend                          39,000              39,000             117,000             117,000


          Net income available to common stock      $   4,491,000       $   4,686,000       $   8,552,000       $   9,684,000
                                                    =============       =============       =============       =============

Basic earnings per common share                     $        0.34       $        0.35       $        0.65       $        0.72
                                                    =============       =============       =============       =============

Basic weighted-average shares
   outstanding                                         13,254,000          13,452,000          13,202,000          13,397,000

                                                    =============       =============       =============       =============

Diluted earnings per common share                   $        0.31       $        0.33       $        0.60       $        0.69
                                                    =============       =============       =============       =============

Diluted weighted-average shares
   outstanding                                         14,408,000          14,465,000          14,355,000          14,405,000
                                                    =============       =============       =============       =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MODTECH HOLDINGS, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,

                                                                   2000               2001
                                                               ------------       ------------
Cash flows from operating activities:
   Net income                                                  $  8,669,000       $  9,801,000
   Adjustments to reconcile net income to net cash (used
     in) provided by operating activities:
       Depreciation and amortization                              4,435,000          4,679,000
       Loss (gain) on sale of equipment                               1,000            (48,000)
       (Increase) decrease in assets, net of effects from
         acquisitions:
        Contracts receivable                                    (45,448,000)       (12,600,000)
        Inventories                                              (6,578,000)           561,000
        Due from affiliates                                          14,000           (510,000)
        Other current and noncurrent assets                        (327,000)          (645,000)
      Increase (decrease) in liabilities, net of effects
        from acquisitions:
        Accounts payable and accrued liabilities                 18,834,000          3,233,000
        Billings in excess of costs                              (1,203,000)           915,000
                                                               ------------       ------------
               Net cash (used in) provided by operating
                 activities                                     (21,603,000)         5,386,000

                                                               ------------       ------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                       --             97,000
   Purchase of property and equipment                            (2,338,000)          (711,000)
   Purchase of covenants not to compete                                  --            (25,000)
   Acquisition of subsidiaries, net of cash acquired                     --         (3,406,000)
                                                               ------------       ------------
               Net cash used in investing activities             (2,338,000)        (4,045,000)
                                                               ------------       ------------

Cash flows from financing activities:
   Net principal borrowings under revolving credit line          27,825,000          6,500,000
   Net principal payments on long-term debt                      (3,500,000)        (6,300,000)
   Payment of debt issuance costs                                        --           (182,000)
   Proceeds from exercise of stock options                          319,000            325,000
                                                               ------------       ------------
              Net cash provided by financing activities          24,644,000            343,000
                                                               ------------       ------------

Net increase in cash and cash equivalents                           703,000          1,684,000

Cash and cash equivalents at beginning of period                  1,198,000            416,000
                                                               ------------       ------------

Cash and cash equivalents at end of period                     $  1,901,000       $  2,100,000
                                                               ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MODTECH HOLDINGS, INC.

              Notes To Condensed Consolidated Financial Statements

                                   (Unaudited)

                               September 30, 2001

1) Management Opinion

        In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

        The results of operations for the quarter and nine months ended September 30, 2000 and 2001 are not necessarily indicative of the results to be expected for the full fiscal years.

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

2) Inventories

        Inventories consist of the following:

                                    2000             2001
                                 -----------      -----------
            Raw materials        $ 8,394,000      $ 7,617,000
            Work in process        1,413,000        2,474,000
            Finished goods             8,000            8,000
                                 -----------      -----------
                                 $ 9,815,000      $10,099,000
                                 ===========      ===========


3) Earnings Per Share

        The following table presents the calculation of basic and diluted earnings per common share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                              Quarter Ended                      Nine Months Ended
                                              September 30,                         September 30,

                                         2000               2001               2000               2001
                                     ------------       ------------       ------------       ------------
BASIC
Net income                           $  4,530,000       $  4,725,000       $  8,669,000       $  9,801,000
Dividends on preferred stock              (39,000)           (39,000)          (117,000)          (117,000)
                                     ------------       ------------       ------------       ------------
Net income available to
  common stock                       $  4,491,000       $  4,686,000       $  8,552,000       $  9,684,000
                                     ============       ============       ============       ============

Basic weighted-average shares
   outstanding                         13,254,000         13,452,000         13,202,000         13,397,000
                                     ============       ============       ============       ============

Basic earnings per common share      $       0.34       $       0.35       $       0.65       $       0.72
                                     ============       ============       ============       ============

                                           Quarter Ended                   Nine Months Ended
                                           September 30,                     September 30,

                                      2000             2001             2000             2001
                                   -----------      -----------      -----------      -----------
DILUTED
Net income                         $ 4,530,000      $ 4,725,000      $ 8,669,000      $ 9,801,000
                                   ===========      ===========      ===========      ===========

Basic weighted-average shares
   outstanding                      13,254,000       13,452,000       13,202,000       13,397,000
Add:
   Conversion of preferred stock       389,000          389,000          389,000          389,000
   Exercise of stock options           765,000          624,000          764,000          619,000
                                   -----------      -----------      -----------      -----------

Diluted weighted-average
   shares outstanding               14,408,000       14,465,000       14,355,000       14,405,000
                                   ===========      ===========      ===========      ===========
Diluted earnings per common
   share                           $      0.31      $      0.33      $      0.60      $      0.69
                                   ===========      ===========      ===========      ===========

        Options to purchase 221,000 and 223,000 shares of common stock were outstanding during the quarter and nine months ended September 30, 2000, respectively, and options to purchase 602,000 and 608,000 shares of common stock were outstanding during the quarter and nine months ended September 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

4) Acquisition

        IMS Acquisition. On March 8, 2001, the Company purchased 100% of the stock of Innovative Modular Structures, Inc. (IMS). IMS designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. IMS is based in St. Petersburg, Florida. Pro forma amounts for the IMS acquisition are not included, as the effect is not material to the Company's condensed consolidated financial statements. This acquisition has been accounted for as a purchase.

       Item 2. Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

Results of Operations

     The following table sets forth certain items in the Condensed Consolidated Statements of Income as a percent of net sales.

                                          Percent of Net Sales          Percent of Net Sales
                                              Quarter Ended              Nine Months Ended
                                              September 30,               September 30,

                                            2000          2001          2000          2001
                                           ------------------------------------------------
Net sales                                  100.0%        100.0%        100.0%        100.0%

Gross profit                                17.4          19.6          15.6          17.7

Selling, general and
  administrative expenses                    2.9           3.1           3.3           3.6

Goodwill and covenant amortization           1.2           1.5           1.5           1.7

Income from operations                      13.3          15.0          10.8          12.4

Interest expense, net                       (1.9)         (1.1)         (2.0)         (1.4)

Income before income taxes                  11.4          14.0           8.8          11.1



Net sales for the quarter and nine months ended September 30, 2001, decreased by $12,891,000 or 16.9% and $18,031,000 or 9.7%, respectively. Net sales declined on a comparative basis due to the continuing shift in product mix toward lower volume, higher gross margin customized buildings, as well as the general business and economic decline and the resulting slowdown in September of new orders and customers delaying deliveries.

Gross profit as a percentage of net sales for the quarter and nine months ended September 30, 2001 increased to 19.6% and 17.7%, respectively, from 17.4% and 15.6% for the same periods in 2000. The increase was due to product mix as well as certain operational efficiencies.

Selling, general and administrative expenses decreased for the quarter and nine months ended September 30, 2001 by $248,000 or 11.1% and $103,000 or 1.7%,
respectively. As a percentage of net sales, selling, general, and administrative expenses for the quarter and nine months ended September 30, 2001 are 3.1% and 3.6%, respectively. The percentages were 2.9% and 3.3% for the same periods in 2000.

Goodwill was recorded for both the SPI Merger and the Coastal Acquisition in 1999 and for the IMS acquisition in 2001 and has been amortized from the respective dates of acquisition.

Interest expense, net decreased for the quarter and nine months ended September 30, 2001 by $793,000 or 54.2% and $1,274,000 or 34.5%, respectively. The decrease is attributable to decreased line of credit borrowings, decreased long-term debt due to repayments and decreased interest rates for the quarter and nine months ended September 30, 2001. As a percentage of net sales, interest expense decreased from 1.9% and 2.0% in the quarter and nine months ended September 30, 2000, respectively, to 1.1% and 1.4% in the quarter and nine months ended September 30, 2001, respectively.

INFLATION

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash from operations, bank borrowings and public offerings to meet its needs. At September 30, 2001, the Company had $2,100,000 in cash and cash equivalents. During the nine months ended September 30, 2001, the Company generated cash from operating activities of $5,386,000.

The Company has a $75,000,000 credit facility, of which $30,000,000 represents a revolving loan commitment. For the period September 1 through December 31 of each year, the revolving loan commitment increases to $41,000,000. The credit facility is secured by all the Company's assets, as well as the Company's stock ownership in its subsidiaries. The credit facility expires in February 2004. On September 30, 2001, $13,000,000 was outstanding under the revolving loan commitment, compared to $27,825,000 outstanding at September 30, 2000. The credit facility contains various covenants. The Company was in compliance with such covenants as of September 30, 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment. Under SFAS 142, the amortization of goodwill ceases upon adoption of the Statement and is effective for fiscal years beginning after December 15, 2001, which for calendar year-end companies, will be January 1, 2002.

The Company has historically amortized its goodwill over its estimated useful lives. Beginning with the adoption of SFAS 142, the Company will cease amortizing its goodwill. The Company recorded amortization expense in the amount of $2,916,000 for the year ended December 31, 2000, $729,000 for the quarter ended September 30, 2001 and $2,187,000 for the nine months ended September 30, 2001. To the extent that no impairment charges are recorded upon adoption or application of SFAS 142, similar amounts of amortization will not be recorded in future periods.

In September 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 is effective for fiscal years beginning after June 15, 2002, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not assessed whether the application of this standard will have a material effect on the Company's financial position, results of operations or liquidity.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management has not assessed whether the application of this standard will have a material effect on the Company's financial position, results of operations or liquidity.

       Item 3. Quantitative And Qualitative Disclosures About Market Risk


We are exposed to market risks related to fluctuations in interest rates on our $75 million credit facility. During the quarter and nine months ended September 30, 2001, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at the lower of (1) LIBOR plus additional interest of between 1.5% and 2.25%, or (2) a rate equal to the greater of (i) the Federal funds rate plus 0.5% or (ii) the bank's prime rate, plus in either case an additional interest of between 0.25% to 1.0%. We estimate that the average amount of debt outstanding under the credit facility for 2001 will be $40 million. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $400,000 for the year.

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




                                             Modtech Holdings, Inc.


Date: November 9, 2001                       by: /s/ Shari L. Walgren
      -----------------                          -------------------------------
                                                 Shari L. Walgren
                                                 Chief Financial Officer