Form 10-K
period 2001-12-31
MODTECH HOLDINGS INC
filed 2002-04-01
CIK 1075066

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 2002 was $94,736,725. As of March 25, 2002, shares entitled to cast an aggregate of 13,457,615 votes were outstanding, including 13,457,615 shares of registrant's Common Stock.

Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered hereby are incorporated by reference in Part III of this Form 10-K report.

                                     PART I

Item 1. BUSINESS

GENERAL

The Company is one of the leading modular building manufacturers in the country with a wide array of products. The Company is a leading provider of modular classrooms in the State of California and a significant provider of commercial and light industrial modular buildings in California, Nevada, Arizona, New Mexico, Utah, Colorado, Texas, Florida and other neighboring states.

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

These factors have combined to increase the demand for modular relocatable classrooms, which cost significantly less and take much less time to construct and install than conventional site built school facilities, and which permit a school district to relocate the units as student enrollments shift. In addition, the Company's products provide added flexibility to school districts in financing the costs of adding classroom space, since modular relocatable classrooms are considered personal property which can be financed out of a district's operating budget in addition to its capital budget. In recognition of these advantages, California legislation currently requires, with certain exceptions, that 20% of all classroom space in the district, not just new space added, consist of relocatable classrooms. See "Business -- Legislation and Funding."

The Company is also a designer, manufacturer and wholesaler of commercial and light industrial modular buildings. The Company designs and builds modular buildings to customer specifications for a wide array of uses, including corporate and professional office space; governmental, education, recreational and religious facilities; and construction site offices. The modular buildings serve as temporary, semi-permanent and permanent facilities and can function as free-standing buildings or additions to existing structures. The commercial and light industrial modular buildings are distributed through national, regional and local dealers. These dealers lease or sell modular buildings to a diverse end-user market.

SPI Merger. On February 16, 1999, Modtech, Inc. (Modtech) and SPI Holdings, Inc., a Colorado corporation (SPI) merged pursuant to the Agreement and Plan of Reorganization and Merger, dated as of September 28, 1998 (the Merger Agreement), between Modtech and SPI.. Pursuant to the Merger Agreement, SPI merged with a subsidiary of Modtech Holdings, Inc. (Holdings), a Delaware corporation (the SPI Merger). Concurrently, Modtech merged with a separate subsidiary of Holdings (the Modtech Merger). Pursuant to the mergers, both SPI and Modtech became wholly owned subsidiaries of Holdings.

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

The purchase price for the SPI Merger, including acquisition costs, was approximately $89 million. The SPI Merger has been accounted for as a purchase and, accordingly, the results of operations of SPI are included in the Company's consolidated statements of income from the date of acquisition. The excess of fair value of net assets acquired was approximately $115.2 million, and is being amortized on a straight-line basis over 40 years through December 31, 2001. See "New Accounting Pronouncements."

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

IMS Acquisition. On March 8, 2001, the Company purchased 100% of the stock of Innovative Modular Structures, Inc. (IMS). IMS designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. IMS is based in St. Petersburg, Florida. The acquisition of IMS has been accounted for as a purchase and, accordingly, the results of operations of IMS are included in the Company's consolidated statements of income from the date of acquisition.

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

In 1978, California voters approved Proposition 13, which rolled back local property taxes (a traditional source of funding for school districts) and limited the ability of local school districts to raise taxes to finance the construction of school facilities. The passage of Proposition 13, coupled with growing student populations, has increased the need for local school districts to find ways to reduce the cost of adding classrooms. The California legislature has adopted several statutes designed to alleviate some of the problems associated with the shortage of classrooms and lack of local funding alternatives. For example, in 1976, California adopted legislation that through November 1998 required, with certain exceptions, that at least 30% of all new classroom space added using State funds must be relocatable structures. This requirement was satisfied through the purchase or lease of the Company's classrooms. See "Business -- Legislation and Funding - Authority for Bond Financing." Additionally, in 1979 the California legislature adopted legislation that provides for State funding for the purchase of relocatable classrooms that could be leased to local school districts.

When compared to the construction of a conventionally built classroom, modular classrooms offer a number of advantages, including, among others:

    Lower Cost                      --       The cost of the Company's standard
                                             classroom may be as low as $29,000
                                             installed, as compared to $100,000
                                             to $120,000 for conventional site
                                             built construction of a comparable
                                             classroom;

    Shorter Construction Time       --       A modular classroom can be built
                                             and ready for occupancy in a
                                             shorter period of time than that
                                             needed for state approval and
                                             construction of a site built
                                             conventional school facility;

    Flexibility of Use              --       Modular relocatable classrooms
                                             enable a school district to use the
                                             units for short or long term needs
                                             and to move them if necessary to
                                             meet shifts in student populations;
                                             and

    Ease of Financing               --       As personal rather than real
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

CALIFORNIA MODULAR RELOCATABLE CLASSROOMS

The Company's California modular relocatable classrooms are designed, engineered and constructed in accordance with structural and seismic specifications and safety regulations adopted by the California Department of State Architects, standards which are more rigorous than the requirements for other portable buildings. The Department of State Architects, which regulates all school construction on public land, has prescribed extensive regulations regarding the design and construction of school facilities, setting minimum qualifications for the preparation of plans and specifications, and reviews all plans for the construction or material modifications to any school building. Construction authorization is not given unless the school district's architect certifies that a proposed project satisfies construction cost and allowable area standards. The Company interfaces with each school district's architect or engineer to process project specifications through the Department of State Architects. The Company believes that the regulated environment in which the Company's classrooms are manufactured serves as a significant barrier to market entry by prospective competitors. See "Business -- Competition."

Conventional site built school facilities constructed by school districts using funds from the State Office of Public School Construction typically require two to three years for approval and funding. By contrast, factory-built school buildings like the Company's standard classrooms may be pre-approved by the State for use in school construction. Once plans and specifications for a given classroom have been pre-approved, school districts can thereafter include in their application to obtain State funds for new facilities a notification that they intend to use pre-approved, standardized factory-built classrooms. This procedure reduces the time required in the State's approval process to as little as 90 days, thereby providing an additional incentive to use factory-built relocatable classrooms. In all cases, continuous inspection by a licensed third party is required during actual manufacture of the classrooms, with the school district obligated to hire and pay for such inspection costs.

The Company's California classrooms are manufactured and installed in accordance with the applicable state building codes and Department of State Architects interpretive regulations, which supersedes all local building codes for purposes of school construction. The classrooms must comply with accessibility requirements for the handicapped, structural, seismic and fire code requirements.

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

Custom built classrooms, libraries and gymnasiums contain design variations and dimensions such as ceiling height, roof pitch, overall size and interior configuration. These units typically are not assembled at the factory but instead are shipped in pieces, including floors, walls and roofs, and assembled on-site. Contracts for custom-built units may include the design, engineering and layout for an entire school or an addition to a school, and involve site preparation, grading, concrete and asphalt work and landscaping. Customized classrooms are generally more expensive and take longer to complete than the Company's standard classrooms.

Additionally, the Company has developed and manufactured two-story modular classroom buildings. A two-story complex may include cantilevered balconies, soffits, parapets and mansards. They typically include a modular elevator system as well as stairways. The Company's two-story structures offer a variety of material and design options such as stucco, brick veneer, fiber cement panels or traditional wood siding.

The interior and exterior of all of the Company's modular classrooms can be customized by employing different materials, design features and floor plans. Most classrooms are open, but the interior of the buildings can be divided into individual rooms by permanent or relocatable partitions. The floor covering is usually carpet but may be sheet vinyl or ceramic tile depending upon the intended use of the classroom. Interior wall material is usually vinyl covered firtex over gypsum board, while other finishes such as porcelain enamel or painted hardboard may be used in such places as restrooms and laboratories. Electrical wiring, air conditioning, windows, doors, fire sprinklers and plumbing are installed during the manufacturing process. The exterior of the units is typically plywood siding, painted to the customer's specifications, but other common exterior finishes may also be applied.

CALIFORNIA CLASSROOM CUSTOMERS

The Company markets and sells its modular classrooms primarily to California school districts. The Company also sells its classrooms to the State of California and leasing companies, both of which lease the classrooms principally to California school districts. Sales of classrooms to California school districts, the State of California and leasing companies accounted for 52.9%, 49.9% and 49.0% of the Company's total net sales for the years ended December 31, 1999, 2000 and 2001. The Company's customers typically pay cash from general operating funds or the proceeds of local bond issues, or lease classrooms through banks, leasing companies and other private funding sources. See " Business -- Legislation and Funding."

Sales of classrooms to individual California school districts accounted for approximately 38.3%, 36.7% and 36.9%, respectively, of the Company's net sales during the years ended December 31, 1999, 2000 and 2001, respectively, with sales of classrooms to third party lessors to California school districts during these periods accounting for approximately 9.1%, 5.6% and 5.7%, respectively, of the Company's net sales. The mix of school districts to which the Company sells its products varies somewhat from year to year. Sales of classrooms directly to the State of California during 2001 represented approximately 5.7% of the Company's net sales, compared to approximately 5.6% of the Company's 2000 and 1999 net sales. Sales of classrooms to private schools, day care providers and out-of-state customers accounted for less than one percent of the Company's net sales during the years ended December 31, 1999, 2000 and 2001. One of the lessors to which the Company sells classrooms for lease to California school districts is affiliated with the Company through ownership by one of the Company's officers. During the years ended December 31, 1999, 2000 and 2001, sales of classrooms to this affiliated leasing company comprised approximately 3.8%, 1.8% and 0.8%, respectively, of the Company's net sales.

COMMERCIAL, LIGHT INDUSTRIAL MODULAR BUILDINGS AND RELOCATABLE CLASSROOMS FOR OTHER STATES

The Company is also a designer, manufacturer and wholesaler of commercial and light industrial modular buildings. The Company designs and builds modular buildings to customer specifications for a wide array of uses, including governmental, healthcare, educational, airport and correctional facilities; office and retail space; daycare centers; libraries; churches; construction trailers; golf clubhouses; police stations; convenience stores; fast food restaurants; classrooms and sales offices. The modular buildings serve as temporary, semi-permanent and permanent facilities and can function as free-standing buildings or additions to existing structures. These modular buildings range in size and complexity from a basic single-unit 100-square foot module to a 50,000-square foot building combining several structures and containing multiple stories. The price at which the Company's modular buildings are sold to dealers ranges from $2,000 to over $25,000 per module.

SALES AND MARKETING

California Classroom Sales Force

At December 31, 2001 the Company's classroom sales force was divided into three marketing regions: Northern, Central and Southern California. At December 31, 2001 the Company employed five classroom salespersons, each of whom is compensated on a commission basis. These salespersons maintain contact with the individual school districts in their respective marketing regions on a quarterly basis. They are also in contact with architects and construction management firms employed by the school districts, as well as school officials who may be in a position to influence purchasing decisions.

Most of the Company's contracts are awarded on an open bid basis. The marketing process for many of the Company's contracts begins prior to the time the bid process begins. After the Company selects bids or contracts that it desires to pursue, the Company's marketing and engineering personnel interface directly with various school boards, superintendents or architects during the process of formulating bid or contract specifications. The Company prepares its bids or proposals using various criteria, including current material prices, historical overhead costs and a targeted profit margin. Substantially all of the Company's contracts are turnkey, including engineering and design, manufacturing, transportation and installation. Open bid contracts are normally awarded to the lowest responsible bidder.

Dealer Network

The Company's commercial and light industrial modular buildings are sold to users through a dealer network of sales and leasing companies to a wide range of end users. The Company's dealers include national, regional and local dealers. The Company believes that larger dealers are becoming increasingly more inclined to do business with fewer manufacturers and to place their orders with manufacturers who have a history of consistent performance. Certain dealers have developed stringent quality control programs for the modular buildings they distribute. The Company believes its products currently meet or exceed existing dealer quality control standards.

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

MANUFACTURING AND ON-SITE INSTALLATION

The Company uses an assembly-line approach in the manufacture of its standardized classrooms. The process begins with the fabrication of the steel floor joists. The floor joists are welded to steel frames to form the floor sub-assembly, which is covered by plywood flooring. Metal roof trusses and structural supports are fabricated separately and added as the unit progresses down the assembly-line. Installation of walls, insulation, suspended grid ceilings, electrical wiring, air conditioning, windows, doors, plumbing and chalkboards follow, with painting and finishing crews completing the process. Once construction of a standard classroom commences, the building can be completed in as little as three days. The construction of custom units on-site, from pre-manufactured components, is similar to factory-built units in its progressively-staged assembly process but may involve more extensive structural connections and finish work depending upon the size and type of building, and typically takes 30 to 60 days to complete.

The Company is vertically-integrated in the manufacture of its standardized modular classrooms, in that the Company fabricates substantially all of its own metal components at its facility in Perris, California, including structural floor and roof joists, exterior roof panels, gutters, vents, ramps, stairs and railings. The Company believes that the ability to fabricate its own metal components helps it reduce the costs of its products and to control their quality and delivery schedules. The Company maintains a quality control system throughout the manufacturing process, under the supervision of its own quality control personnel and inspectors engaged by its customers. In addition, the Company tracks the status of all classrooms from sale through installation.

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

At December 31, 2001 the Company had eight manufacturing facilities. Two are located in Southern California, in Perris, California, which is approximately 60 miles east of Los Angeles. The Company has another facility near Lathrop, California. Lathrop is located approximately 75 miles east of San Francisco. The fourth manufacturing facility is located in Phoenix, Arizona and the fifth manufacturing facility is located in Glendale, Arizona, which are both located in the Phoenix Metropolitan area. The Company has another facility in Glen Rose, Texas. Glen Rose is located approximately 75 miles east of Dallas. The seventh and eighth manufacturing facilities are located in St. Petersburg, Florida, which is located in the Tampa area.

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

BACKLOG

The Company manufactures classrooms and other buildings to fill existing orders only, and not for inventory. As of December 31, 2001 and 2000, the backlog of sales orders was approximately $80 million, up from approximately $60 million at December 31, 1999. Only orders, which are scheduled for completion during the following 12-month period, are included in the Company's backlog. The rate of booking new contracts can vary from month to month, and customer changes in delivery schedules can occur. For these reasons, among others, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

COMPETITION

The modular relocatable classroom industry is highly competitive, with the market divided among a number of privately-owned companies whose share of the market is smaller than that of the Company. The Company believes that the nature of the bidding process, the level of performance bonding required, and the industry's regulated environment serve as barriers to market entry, and that the expertise of its management gives it an advantage over competitors. The Company believes that, based upon 2000 net sales, it is the largest modular relocatable classroom manufacturer in California. Nevertheless, the Company believes that additional competitors may enter the market in the future, some of whom may have significantly greater capital and other resources than are available to the Company, and that competition may therefore increase.

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

Senate Bill 50, which was passed in November 1998 by the California Legislature, revised the School Building Lease - Purchase Law of 1976 by eliminating the requirement that at least 30% of all new classroom space being added using California state funds must be relocatable classrooms. In general, it replaced this provision with a requirement that, in order for school districts to increase the amount of funds to be received from developers in excess of the current statutory level, the school districts must show that 20% of all classroom space in the district, not just new space added, consists of relocatable classrooms. The bill also placed a $9.2 billion bond issue on the November 1998 ballot, which was approved by the voters. The bill allocated from the bond issue $2.9 billion for growth and new construction, and $2.2 billion for modernization and reconstruction through the year 2001. In addition, it allocated $700 million for class-size reductions to fully implement the program from kindergarten through third grade. The costs to implement the foregoing will include land acquisition costs, hiring of new teachers, remodeling of existing structures and construction of new permanent and relocatable structures. The bill does not designate the specific usage of funds, and the actual amount spent on relocatable classrooms will vary among school districts. Implementation of Senate Bill 50 began the third week of January 1999. The implementation of Senate Bill 50 did not significantly change the Company's operating results.

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

LOCAL FUNDING. Local school districts in California have the ability to issue local general obligation bonds for the acquisition and improvement of real property for school construction. These bond issues require the approval of 55% of the voters in the district and are repaid using the proceeds of increases in local property taxes. A local school district may also levy Developer Fees on new development projects in the district, subject to a maximum rate set by state law. The Developer Fees can only be levied if the project can be shown to contribute to the need for additional school facilities and the fee levied is reasonably related to such need. In addition, California law provides for the issuance of bonds by Community Facilities Districts which can be formed by a variety of local government agencies, including school districts. These districts, known as "Mello-Roos" districts, can have flexible boundaries and the tax imposed to repay the bonds can be based on property use, acreage, population density or other factors.

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

EMPLOYEES

At December 31, 2001, the Company had 1,068 employees. The Company's employees are not represented by a labor union, and it has experienced no work stoppages. The Company believes that its employee relations are good.

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

The fourth plant consists of approximately 50,000 square feet of covered production space under roof, on a 10-acre site in Phoenix, Arizona, pursuant to a lease expiring in 2002. The fifth plant consists of approximately 30,000 square feet of covered production space under roof on a 4-acre site in Glendale, Arizona, pursuant to a lease expiring in 2002. The sixth plant consists of approximately 80,000 square feet of manufacturing area on a 20-acre site in Glen Rose, Texas, outside the Dallas-Fort Worth metropolitan area. The Texas lease expires in 2008. The seventh plant consists of approximately 119,000 square feet of manufacturing area on a 10-acre site in St. Petersburg, Florida that is leased through 2003. The eighth plant consists of approximately 70,000 square feet of manufacturing area on a 10-acre site in St. Petersburg, Florida that is owned by the Company.

The Company believes that its facilities are well maintained and in good operating condition, and meet the requirements for its immediately foreseeable business needs. The Company also believes it will be able to renew or renegotiate the leases expiring in 2002 on terms that are acceptable to the Company. Two of the Company's facilities at December 31, 2001 are leased from an affiliate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was traded on the NASDAQ National Market System under the symbol "MODT" at December 31, 2001. The range of high and low sales prices for the common stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below, are as follows:

QUARTER ENDED                        HIGH                 LOW
-------------                       ------               -----
  3/31/00                           10.000               5.875
  6/30/00                           11.875               7.250
  9/30/00                           11.000               8.000
 12/31/00                           10.938               6.125

  3/31/01                           10.500               6.063
  6/30/01                           12.500               6.760
  9/30/01                           10.250               7.000
 12/31/01                            9.800               6.800

On December 31, 2001, the closing sales price on The NASDAQ National Market for a share of the Company's Common Stock was $8.25. The approximate number of holders of record of the Company's Common Stock as of December 31, 2001, was 50.

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

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected income statement and balance sheet data set forth below for the three years ended December 31, 1999, 2000 and 2001 have been derived from the audited consolidated financial statements of the Company included elsewhere herein. The selected income statement and balance sheet data set forth below for the years ended December 31, 1997 and 1998 have been derived from audited financial statements of the Company that are not included herein. The selected income statement and balance sheet data set forth below should be read in conjunction with those consolidated financial statements (including the notes thereto) and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" also included elsewhere herein.

                                                                               YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------------------
                                                           1997          1998          1999           2000         2001
                                                        ---------     ---------     ---------     ---------     ---------
  INCOME STATEMENT DATA:

  Net sales ..........................................  $ 134,050     $ 127,620     $ 167,228     $ 234,734     $ 201,116

  Cost of goods sold .................................    107,367        97,765       138,668       198,501       165,068
                                                        ---------     ---------     ---------     ---------     ---------
  Gross profit .......................................     26,683        29,855        28,560        36,233        36,048
  Selling, general and administrative expenses .......      5,156         4,731         6,834         8,011         8,093
  Goodwill and covenant amortization .................         --             8         3,213         3,702         3,751
  Income from operations .............................     21,527        25,116        18,513        24,520        24,204
  Interest income (expense), net .....................       (909)        1,097        (3,083)       (4,928)       (3,067)
  Other income (expense) .............................         92            25            85            61            91
                                                        ---------     ---------     ---------     ---------     ---------
  Income before income taxes .........................     20,711        26,238        15,515        19,653        21,228
  Income taxes .......................................     (7,703)       (9,708)       (7,128)       (9,237)       (9,606)
                                                        ---------     ---------     ---------     ---------     ---------
  Net income .........................................     13,008        16,530         8,387        10,416        11,622
                                                        ---------     ---------     ---------     ---------     ---------
  Net income available for common
    Stockholders (1) .................................  $  13,008     $  16,530     $   8,251     $  10,260     $  11,466
                                                        =========     =========     =========     =========     =========

  Basic earnings per common share ....................  $    1.47     $    1.68     $    0.64     $    0.78     $    0.85
  Basic weighted-average shares outstanding (in
  thousands) .........................................      8,854         9,857        12,986        13,238        13,411

  Diluted earnings per common share ..................  $    1.31     $    1.50     $    0.59     $    0.72     $    0.82
  Diluted weighted-average shares outstanding (in
  thousands) .........................................      9,898        10,988        14,204        14,357        14,422

                                                                                AS OF DECEMBER 31,
                                                        -----------------------------------------------------------------
                                                           1997          1998           1999          2000         2001
                                                        ---------     ---------     ---------     ---------     ---------
 BALANCE SHEET DATA:
 Working capital .....................................  $  36,417     $  52,129     $  11,231     $  17,153     $  25,265
 Total assets ........................................     68,220        82,873       168,723       187,702       186,396
 Total liabilities ...................................     20,177        17,777        58,050        65,610        52,099
 Long-term debt, excluding current portion ...........         --            --        32,000        23,600        19,000
 Shareholders' equity ................................     48,043        65,097       110,672       122,092       134,297

                                                                              YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------------------
                                                          1997           1998          1999          2000          2001
                                                        ---------     ---------     ---------     ---------     ---------
SELECTED OPERATING DATA:
Gross margin .........................................       19.9%         23.4%         17.1%         15.4%         17.9%
Operating margin .....................................       16.1%         19.7%         11.1%         10.4%         12.0%
Backlog at period end(2) .............................  $  71,000     $  25,000     $  60,000     $  80,000     $  80,000


(1) After deduction of preferred stock dividends accrued of $136,000, $156,000 and $156,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

(2) The Company manufactures classrooms and other buildings to fill existing orders only, and not for inventory. Backlog consists of sales orders scheduled for completion during the next 12 months.

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

On March 8, 2001, the Company completed the IMS acquisition. The IMS acquisition was accounted for as a purchase, and accordingly, the results of operations of IMS are included in the Company's consolidated statements of income from the date of acquisition. Due to the integration of the acquired operation with the Company, results of operations for prior periods are not necessarily comparable to or indicative of results of operation for current or future periods.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's statements of operations.

                             PERCENTAGE OF NET SALES

                                                  YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                             1999          2000          2001
                                            ------        ------        ------
Net sales .........................         100.0%        100.0%        100.0%
Cost of sales .....................          82.9          84.6          82.1
                                            ------        ------        ------
Gross profit ......................          17.1          15.4          17.9
Selling, general and administrative
  expenses ........................           4.1           3.4           4.0

Goodwill and covenant amortization            1.9           1.6           1.9
                                            ------        ------        ------
Income from operations ............          11.1          10.4          12.0
Interest expense, net .............          (1.8)         (2.1)         (1.5)
Other income ......................          --            --            --
                                            ------        ------        ------
Income before income taxes ........           9.3           8.4          10.5
Income taxes ......................           4.3           3.9           4.7
                                            ------        ------        ------
Net income ........................           5.0%          4.4%          5.8%
                                            ======        ======        ======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net sales for the year ended December 31, 2001 decreased to $201.1 million, a decrease of $33.6 million, or approximately 14.3%, from $234.7 million in 2000. The decrease in 2001 is attributable to the continuing shift in product mix toward lower volume, higher gross margin customized buildings, as well as the general business and economic decline and the resulting slowdown in September of new orders and customers delaying deliveries.

For the year ended December 31, 2001, gross profit was $36.0 million, a decrease of $184,000, or approximately 0.5%, over 2000 gross profit of $36.2 million. Gross profit as a percentage of net sales increased to 17.9% in 2001 from 15.4% in 2000. The increase in gross profit as a percentage of net sales is the result of continued improvement in operational efficiencies and a shift in product mix for 2001.

In 2001, selling, general and administrative expenses increased to $8.1 million from $8.0 million in 2000. Certain additional costs have been incurred in 2001 in the marketing of a new product for the Florida market, as well as the integration of IMS with the Company. As a percentage of net sales, selling, general and administrative expenses increased to 4.0% in 2001 from 3.4% in 2000.

Goodwill and covenant amortization for the year ended December 31, 2001 was $3.75 million, compared to $3.7 million for 2000. The increase in 2001 is primarily attributable to goodwill amortization for the IMS acquisition. As a percentage of net sales, goodwill and covenant amortization increased to 1.9% in 2001 from 1.6% in 2000. Goodwill was recorded for the SPI Merger, the Coastal acquisition and the IMS acquisition and is being amortized from the respective dates of acquisition.

In 2001, interest expense, net decreased to $3.1 million from $4.9 million in 2000. The decrease is attributable to decreased line of credit borrowings, decreased long-term debt due to repayments and decreased interest rates for the year ended December 31, 2001. As a percentage of net sales, interest expense, net decreased to 1.5% in 2001 from 2.1% in 2000.

The provision for income taxes was $9.6 million for the year ended December 31, 2001, compared to $9.2 million for 2000. The Company's effective tax rate decreased to 45.3% for the year ended December 31, 2001 from 47.0% for the year ended December 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its operations and capital expenditures with cash generated internally by operations, supplemented by borrowings under various credit facilities and public offerings. During the years ended December 31, 1999, 2000 and 2001, the Company's operations provided cash in the amounts of approximately $14.4 million, $2.1 million and $8.1 million, respectively. At December 31, 2001, the Company had approximately $130,000 in cash and cash equivalents.

The Company has a $66 million credit facility with a bank. The credit facility provides for a $40 million revolving credit line. The credit facility is secured by all the Company's assets, as well as the Company's stock ownership in its subsidiaries. The credit facility expires in December 2006. At December 31, 2001, $9,100,000 was outstanding under the revolving credit line.

The Company had working capital of $11.2 million, $17.2 million and $25.3 million at December 31, 1999, 2000 and 2001, respectively. In 2001, current assets decreased by $0.8 million, with a decrease of $1.1 million in inventories, a decrease of $0.3 million in cash and cash equivalents and a decrease of $0.2 million in due from affiliates, offset by an increase of $0.4 million in costs and estimated earnings in excess of billings on contracts, an increase in contract receivables, net of $0.1 million, an increase of $0.2 million in deferred tax assets and an increase of $0.2 million in prepaid and other assets. Current liabilities decreased by $8.9 million, with a decrease of $8.3 million in accounts payable and accrued liabilities, a $1.8 million decrease in billings in excess of costs and estimated earning on contracts, a decrease of $1.4 million in current maturities of long-term debt, offset by an increase of $2.6 million in current revolving credit line. In 2000, current assets increased by $21.9 million, with an increase of $15.2 million in contracts receivable, an increase of $3.4 million in costs and estimated earnings in excess of billings and an increase of $3.2 million in inventories. Current liabilities increased by $16.0 million, with an increase of $6.5 million in accounts payable and accrued liabilities, an increase of $6.5 million in current revolving credit line, an increase of $2.7 million in income tax payable and an increase of $1.4 million in current maturities of long-term debt, offset by a $1.1 million decrease in billings in excess of costs and estimated earning on contracts.

Capital expenditures amounted to $2.3 million, $2.6 million and $1.2 million during the years ended December 31, 1999, 2000 and 2001, respectively. In 1999, the majority of expenditures were as a result of construction of a production line at one of the Perris, California facilities and the addition of metal fabrication machinery at the Glendale, Arizona and St. Petersburg, Florida facilities. In 2000 and 2001, the majority of expenditures were as a result of expanding production capacity at the Company's various facilities.

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

COMMITMENTS AND CONTINGENCIES

The following table represents a comprehensive list of the Company's contractual obligations and commitments as of December 31, 2001:

                                                                         PAYMENTS DUE BY YEAR
                                      -------------------------------------------------------------------------------------------
                                                                        (amounts in thousands)

                                       TOTAL          2002         2003          2004          2005          2006       THEREAFTER
                                      -------       -------       -------       -------       -------       -------     ----------
Long-term debt ...................    $26,000       $ 7,000       $ 7,000       $ 6,000       $ 4,000       $ 2,000
Operating leases .................     12,133         1,788         1,379           941           941           941       $ 6,143
                                      -------       -------       -------       -------       -------       -------       --------

Total contractual cash obligations    $38,133       $ 8,788       $ 8,379       $ 6,941       $ 4,941       $ 2,941       $ 6,143
                                      =======       =======       =======       =======       =======       =======       ========

CRITICAL ACCOUNTING POLICIES

In December 2001, the Securities and Exchange Commission (SEC) requested that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe our most critical accounting policies related to:

-        Allowance for Contract Adjustments

-        Revenue Recognition on Construction Contracts

We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our critical accounting policies. Actual results could differ from our estimates.

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

The Company has historically amortized its goodwill over its estimated useful lives. Beginning with the adoption of SFAS 142, the Company will cease amortizing its goodwill. The Company recorded goodwill amortization expense in the amount of $2,916,000 and $2,945,000 for the years ended December 31, 2000 and 2001, respectively. To the extent that no impairment charges are recorded upon adoption or application of SFAS 142, similar amounts of amortization will not be recorded in future periods. The Company is currently analyzing the impact of adopting SFAS 142 and has not determined whether the adoption will have a material impact on the Company's financial position.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuation in interest rates on our $66 million credit facility. During 2001, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 1.75%, or the Federal funds rate plus additional interest of between 0% to 0.5%. The additional interest charge is based upon certain financial ratios. We estimate that the average amount of debt outstanding under the credit facility for 2002 will be $40 million. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $400,000 for the year.


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

Financial Statements

         Independent Auditors' Reports

         Consolidated Balance Sheets - December 31, 2000 and 2001

         Consolidated Statements of Income - For the Years Ended December 31, 1999, 2000 and 2001

         Consolidated Statements of Shareholders' Equity - For the Years Ended December 31, 1999, 2000 and 2001

         Consolidated Statements of Cash Flows - For the Years Ended December 31, 1999, 2000 and 2001

         Notes to Consolidated Financial Statements

Schedule Included - For the Years Ended December 31, 1999, 2000 and 2001

         Schedule II - Valuation and Qualifying Accounts

All other Financial Statement Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto, the amounts involved are not significant, or the schedules are not applicable.

3.       Exhibits

    EXHIBIT
     NUMBER                        NAME OF EXHIBIT
    -------     ----------------------------------------------------------------
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

    10.9(3)     Financial Advisory Services Agreement.

    10.10(6)    Credit Agreement, dated February 16, 1999

    10.11       Credit Agreement, dated December 26, 2001

    23.1        Independent Auditors' Consent

_________________________

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

Date:   March 29, 2002           MODTECH HOLDINGS, INC.,
                                 a Delaware corporation

                                 By:/s/ SHARI L. WALGREN
                                    --------------------
                                    Shari L. Walgren
                                    Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by he following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                                CAPACITIES                         DATE
-------------------------          ------------------------------          --------------
/s/ EVAN M. GRUBER                 Director, Chairman of the               March 29, 2002
-------------------------          Board, Chief Executive Officer
Evan M. Gruber


/s/ ROBERT W. CAMPBELL             Director                                March 29, 2002
-------------------------
Robert W. Campbell


/s/ DANIEL J. DONAHOE              Director                                March 29, 2002
-------------------------
Daniel J. Donahoe


/s/ STANLEY GAINES                 Director                                March 29, 2002
-------------------------
Stanley Gaines


/s/ CHARLES R. GWIRTSMAN           Director                                March 29, 2002
-------------------------
Charles R. Gwirtsman


/s/ CHARLES A. HAMILTON            Director                                March 29, 2002
-------------------------
Charles A. Hamilton


/s/ CHARLES C. McGETTIGAN          Director                                March 29, 2002
-------------------------
Charles C. McGettigan


/s/ MICHAEL G. RHODES              Director, President,                    March 29, 2002
-------------------------          Chief Operating Officer
Michael G. Rhodes


/s/ MYRON A. WICK III              Director                                March 29, 2002
-------------------------
Myron A. Wick III

              MODTECH HOLDINGS, INC. AND SUBSIDIARIES

              Annual Report - Form 10-K

              Consolidated Financial Statements and Schedule

              December 31, 1999, 2000 and 2001

              (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Modtech Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of Modtech Holdings, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for the three-year period ended December 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modtech Holdings, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  /s/ KPMG LLP



Orange County, California
February 28, 2002

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 2001

                 ASSETS (NOTE 8)                        2000          2001
                                                        ----          ----
Current assets:
   Cash and cash equivalents                       $    415,965   $    129,772
   Contracts receivable, less allowance for
    contract adjustments of $703,119 in 2000 and
    $1,425,000 in 2001 (note 3)                      34,088,649     34,195,202
   Costs and estimated earnings in excess of
    billings on contracts (notes 4 and 10)            9,724,089     10,110,110
   Inventories (note 5)                               9,814,587      8,667,555
   Due from affiliates (note 10)                        657,314        478,809
   Note receivable from affiliates (note 10)             45,212             --
   Prepaid assets                                       691,486        857,540
   Deferred tax assets (note 9)                       3,406,756      3,574,631
   Other current assets                                 319,092        349,751
                                                   ------------   ------------
        Total current assets                         59,163,150     58,363,370
                                                   ------------   ------------
 Property and equipment, net (note 6)                14,538,234     15,292,051
 Goodwill, net (notes 2 and 7)                      111,156,928    109,612,025
 Covenants not to compete, net                        1,187,910        505,903
 Debt issuance costs, net (note 8)                    1,204,908      1,413,604
 Deferred tax assets (note 9)                            55,991        557,934
 Other assets                                           395,055        651,010
                                                   ------------   ------------
                                                   $187,702,176   $186,395,897
                                                   ============   ============

See accompanying notes to consolidated financial statements.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 2001

      LIABILITIES AND SHAREHOLDERS' EQUITY                      2000           2001
                                                                ----           ----
Current liabilities:
   Accounts payable                                         $ 10,442,194   $  4,860,957
   Accrued compensation                                        3,921,475      3,784,782
   Accrued insurance expense                                   2,550,467      2,663,607
   Income tax payable (note 9)                                 3,064,003        475,506
   Other accrued liabilities                                   3,128,920      2,992,458
   Billings in excess of costs and estimated
    earnings on contracts (notes 4 and 10)                     4,003,065      2,221,449
   Current revolving credit line (note 8)                      6,500,000      9,100,000
   Current maturities of long-term debt (note 8)               8,400,000      7,000,000
                                                            ------------   ------------
        Total current liabilities                             42,010,124     33,098,759
                                                            ------------   ------------
Long-term debt, excluding current portion (note               23,600,000     19,000,000
                                                            ------------   ------------
        Total liabilities                                     65,610,124     52,098,759
                                                            ------------   ------------
Shareholders' equity:
   Series A preferred stock, $.01 par
    Authorized 5,000,000 shares; issued and
    outstanding 388,939 in 2000 and 2001 (note 13)                 3,889          3,889
   Common stock, $.01 par.  Authorized
    25,000,000 shares; issued and outstanding
    13,348,015 and 13,456,365 in 2000 and 2001,
    respectively (note 12)                                       133,480        134,564
   Additional paid-in capital                                 78,007,740     78,589,720
   Retained earnings                                          43,946,943     55,568,965
                                                            ------------   ------------
        Total shareholders' equity                           122,092,052    134,297,138

Commitments and contingencies (notes 4, 10, 17, 18 and 19)  ------------   ------------
                                                            $187,702,176   $186,395,897
                                                            ============   ============


See accompanying notes to consolidated financial statements.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1999, 2000 and 2001

                                            1999           2000         2001
                                            ----           ----         ----
Net sales (notes 10 and 15)              $167,227,690  $234,733,693  $201,116,076
Cost of goods sold (note 10)              138,667,671   198,501,243   165,067,663
                                         ------------  ------------  ------------
        Gross profit                       28,560,019    36,232,450    36,048,413
Selling, general, and administrative
   expenses                                 6,833,608     8,010,917     8,092,780
Goodwill and covenant amortization
   (notes 2 and 7)                          3,213,450     3,701,632     3,751,642
                                         ------------  ------------  ------------
        Income from operations             18,512,961    24,519,901    24,203,991
                                         ------------  ------------  ------------
Other income (expense):
   Interest expense (note 8)               (3,512,499)   (4,987,629)   (3,094,658)
   Interest income                            429,599        59,324        27,049
   Other, net                                  85,243        61,296        91,349
                                         ------------  ------------  ------------
                                           (2,997,657)   (4,867,009)   (2,976,260)
                                         ------------  ------------  ------------
         Income before income taxes        15,515,304    19,652,892    21,227,731

Income taxes (note 9)                      (7,128,295)   (9,236,858)   (9,605,709)
                                         ------------  ------------  ------------
         Net income
                                         $  8,387,009  $ 10,416,034  $ 11,622,022
                                         ------------  ------------  ------------
Series A preferred stock dividend
   (note 13)                                  136,128       155,576       155,576
         Net income available to
         common stock                    $  8,250,881  $ 10,260,458  $ 11,466,446
                                         ============  ============  ============
Basic earnings per common share
   (note 14)                             $       0.64  $       0.78  $       0.85
                                         ============  ============  ============

Basic weighted-average shares
   outstanding (note 14)                  12,986,067    13,237,867    13,411,368
                                         ============  ============  ============
Diluted earnings per common share
   (note 14)                             $       0.59  $       0.72  $       0.82
                                         ============  ============  ============
Diluted weighted-average shares
outstanding (note 14)                      14,204,478    14,357,341    14,422,201
                                         ============  ============  ============

See accompanying notes to consolidated financial statements.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 1999, 2000 and 2001

                                                                                        ADDITIONAL
                                    SERIES A PREFERRED STOCK        COMMON STOCK         PAID-IN        RETAINED
                                        ----------------        --------------------     -------        --------
                                        SHARES    AMOUNT        SHARES        AMOUNT     CAPITAL        EARNINGS
                                        ------    ------        ------        ------     -------        --------
Balance, December 31, 1998                    --   $   --     9,871,409    $  98,714    $ 39,854,127    $25,143,900
Exercise of options, including
   tax benefit of
   $770,648 (notes 9 and 12)                  --       --       268,149        2,682       1,368,040             --
Issuance of preferred stock (note 13)    388,939    3,889            --           --              --             --
Issuance of common stock in
   connection with acquisition
   (note 2)                                   --       --     4,587,824       45,878      75,694,171             --
Modtech Merger distribution (note 2)          --       --    (1,593,022)     (15,930)    (39,910,100)            --
Net income                                    --       --            --           --              --      8,387,009
                                         -------   ------    ----------    ---------    ------------    -----------
Balance, December 31, 1999               388,939    3,889    13,134,360      131,344      77,006,238     33,530,909
Exercise of options, including
   tax benefit of
   $645,714 (notes 9 and 12)                  --       --       213,655        2,136       1,001,502             --
Net income                                    --       --            --           --              --     10,416,034
                                         -------   ------    ----------    ---------    ------------    -----------

Balance, December 31, 2000               388,939    3,889    13,348,015      133,480      78,007,740     43,946,943
Exercise of options, including
   tax benefit of
   $254,070 (notes 9 and 12)                  --       --       108,350        1,084         581,980             --
Net income                                    --       --            --           --              --     11,622,022
                                         -------   ------    ----------    ---------    ------------    -----------
Balance, December 31, 2001               388,939   $3,889    13,456,365    $ 134,564    $ 78,589,720    $55,568,965
                                         -------   ------    ----------    ---------    ------------    -----------

See accompanying notes to consolidated financial statements.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 2000 and 2001

                                                                                  1999            2000            2001
                                                                              ------------     -----------     -----------
Cash flows from operating activities:
   Net income
                                                                              $  8,387,009    $ 10,416,034    $ 11,622,022
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                              5,270,027       5,968,290       6,417,154
      Provision for contract adjustments                                           280,000              --         683,363
      Loss (gain) on sale of equipment                                              32,112          11,957         (41,101)
      (Increase) decrease in assets, net of effects from acquisitions
       Contracts receivable                                                     (1,987,086)    (15,196,731)       (263,710)
       Costs and estimated earnings in excess of billings on contracts          (2,454,412)     (3,446,313)       (386,021)
       Inventories                                                               3,167,029      (3,175,532)      1,991,816
       Due from affiliates                                                       1,381,060         305,594         223,717
       Prepaids and other assets                                                   948,173        (682,664)       (400,233)
       Income tax receivable                                                     3,185,950              --              --
       Deferred tax assets                                                         803,684        (826,232)       (669,818)
      Increase (decrease) in liabilities, net of effects from acquisitions:
       Accounts payable                                                         (1,207,346)      4,183,569      (6,579,351)
       Accrued compensation                                                        138,376         727,952        (136,693)
       Accrued insurance expense                                                (1,052,549)      2,180,877         113,140
       Income tax payable                                                               --       3,374,343      (2,588,497)
       Other accrued liabilities                                                  (497,875)       (549,575)       (126,449)
       Billings in excess of costs estimated earnings on contracts              (1,989,656)     (1,145,421)     (1,781,616)
       Deferred tax liabilities                                                    (31,171)        (66,195)             --
                                                                              ------------     -----------     -----------
            Net cash provided by operating activities                           14,373,325       2,079,953       8,077,723
                                                                              ------------     -----------     -----------
Cash flows from investing activities:
   Proceeds from sale of property and equipment                                    649,669           2,400          99,276
   Purchase of property and equipment                                           (2,268,112)     (2,566,609)     (1,237,209)
   Purchase of covenants not to compete                                           (122,500)             --        (125,000)
   Acquisition of subsidiaries                                                 (49,515,499)             --      (3,406,224)
                                                                              ------------     -----------     -----------
            Net cash used in investing activities                              (51,256,442)     (2,564,209)     (4,669,157)
                                                                              ------------     -----------     -----------

                                                                     (Continued)

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                                            1999            2000           2001
                                        ------------    -----------    -----------
Cash flows from financing activities:
   Net principal borrowings under
    revolving credit lines              $         --    $ 6,500,000    $ 2,900,000
   Net principal borrowings
    (payments) on long-term debt          39,000,000     (7,000,000)    (6,300,000)
                                        ------------    -----------    -----------
   Payment of debt issuance costs         (1,733,258)      (155,286)      (623,753)
   Net proceeds from issuance of
    common stock                             600,074        357,924        328,994
   Modtech Merger distribution           (39,928,471)            --             --
            Net cash used in
              financing activities        (2,061,655)      (297,362)    (3,694,759)
                                        ------------    -----------    -----------
            Net decrease in cash
              and cash equivalents       (38,944,772)      (781,618)      (286,193)
Cash and cash equivalents at
  beginning of year                       40,142,355      1,197,583        415,965
                                        ------------    -----------    -----------

Cash and cash equivalents at end
   of year                              $  1,197,583    $   415,965    $   129,772
                                        ============    ===========    ===========

See accompanying notes to consolidated financial statements.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 2000 and 2001





(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     Modtech Holdings, Inc. and its subsidiaries (the Company) design, manufacture, market and install modular relocatable classrooms and commercial and light industrial modular buildings.

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

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line and accelerated methods over the following estimated useful lives:

                   Buildings                  15 to 39 years
                   Land improvements           7 to 39 years
                   Leasehold improvements     15 to 31 years
                   Machinery and equipment     5 to 15 years
                   Office equipment             3 to 7 years
                   Trucks and automobiles       3 to 5 years

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

     SEGMENT INFORMATION

     The Company applies the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. In 2000 and 2001, the Company operated in one industry segment and in accordance with No. SFAS 131, only enterprise-wide disclosures have been provided.

     RECLASSIFICATION

     Certain amounts in the 1999 and 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

(2)    ACQUISITIONS

       SPI Merger

       In 1999, Modtech, Inc. (Modtech) and SPI Holdings, Inc., a Colorado corporation (SPI) merged pursuant to the Agreement and Plan of Reorganization and Merger (the Merger Agreement), between Modtech and SPI. SPI is a designer, manufacturer and wholesaler of commercial and light industrial modular buildings. Pursuant to the Merger Agreement, SPI merged with a subsidiary of Modtech Holdings, Inc. (Holdings), a newly formed Delaware corporation (the SPI Merger). Concurrently, Modtech merged with a separate subsidiary of Holdings (the Modtech Merger). Pursuant to the mergers, both SPI and Modtech became wholly owned subsidiaries of Holdings.

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

       The following unaudited pro forma operating results for the Company assume the SPI Merger had been completed as of the beginning of the year presented. The pro forma operating results are adjusted to give effect to the mergers. Additionally, pro forma adjustments have been made for the acquisitions consummated by SPI prior to the merger. Pro forma net sales and net income, in thousands, are $172,870 and $7,930 for 1999, respectively. Pro forma diluted earnings per share are $0.57 for 1999.

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
                                                                 =============

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

       Coastal Acquisition

       In 1999, the Company purchased 100% of the stock of Coastal Modular Buildings, Inc. (Coastal). Coastal designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. Coastal is based in St. Petersburg, Florida. The acquisition of Coastal has been accounted for as a purchase and, accordingly, the results of operations of Coastal are included in the Company's consolidated statements of income from the date of acquisition. Pro forma amounts for the Coastal acquisition are not included, as the effect is not material to the Company's consolidated financial statements.

       IMS Acquisition

       On March 8, 2001, the Company purchased 100% of the stock of Innovative Modular Structures, Inc. (IMS). IMS designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. IMS is based in St. Petersburg, Florida. The acquisition of IMS has been accounted for as a purchase and, accordingly, the results of operations of IMS are included in the Company's consolidated statements of income from the date of acquisition. Pro forma amounts for the IMS acquisition are not included, as the effect is not material to the Company's consolidated financial statements.

(3)    CONTRACTS RECEIVABLE

       Contracts receivable consisted of customer billings for:

                                                       2000            2001
                                                    -----------     -----------
       Completed contracts                          $22,750,678     $16,722,192
       Contracts in progress                          8,538,451      16,010,780
       Retentions                                     3,502,639       2,887,230
                                                    -----------     -----------
                                                     34,791,768      35,620,202
       Less allowance for contract adjustments         (703,119)     (1,425,000)
                                                    -----------     -----------
                                                    $34,088,649     $34,195,202
                                                    ===========     ===========

(4)    COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS

       Net costs and estimated earnings in excess of billings on contracts consisted of:

                                                        2000           2001
                                                   -------------   ------------
       Net costs and estimated earnings on
           uncompleted contracts                   $ 117,567,782   $ 99,216,210
       Billings to date                             (112,324,879)   (91,236,754)
                                                   -------------   ------------
                                                       5,242,903      7,979,456

       Net under (over) billed receivables from
           completed contracts                           478,121        (90,795)
                                                   -------------   ------------
                                                   $   5,721,024   $  7,888,661
                                                   =============   ============

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

       These amounts are shown in the accompanying consolidated balance sheets under the following captions:

                                                         2000           2001
                                                      -----------   -----------
Costs and estimated earnings in excess of billings
    on uncompleted contracts                          $ 9,217,246   $10,076,529
Costs and estimated earnings in excess of billings
    on completed contracts                                506,843        33,581
                                                      -----------   -----------

    Costs and estimated earnings in excess of
    billings on contracts                               9,724,089    10,110,110
                                                      -----------   -----------

Billings in excess of costs and estimated earnings
    on uncompleted contracts                           (3,974,344)   (2,097,073)
Billings in excess of costs and estimated earnings
    on completed contracts                                (28,721)     (124,376)
                                                      -----------   -----------

    Billings in excess of costs and estimated
    earnings on contracts                              (4,003,065)   (2,221,449)
                                                      -----------   -----------

                                                      $ 5,721,024   $ 7,888,661
                                                      ===========   ===========

(5)    INVENTORIES

       Inventories consist of:

                                                  2000            2001
                                              ------------    ------------
       Raw Materials                          $  8,393,568    $  7,691,781
       Work in process                           1,413,381         968,136
       Finished Goods                                7,638           7,638
                                              ------------    ------------
                                              $  9,814,587    $  8,667,555
                                              ============    ============

(6)    PROPERTY AND EQUIPMENT, NET

       Property and equipment, net consists of:

                                                     2000             2001
                                                 ------------     ------------
       Leasehold improvements                    $ 13,944,566     $ 14,217,751
       Machinery and equipment                      6,330,923        6,638,119
       Office equipment                             1,617,383        1,855,283
       Land                                                --          923,484
       Construction in progress                       516,866          975,474
       Trucks and automobiles                         626,407          587,769
       Buildings                                           --          392,690
       Land improvements                                   --          303,667
                                                 ------------     ------------
                                                   23,036,145       25,894,237
       Less accumulated depreciation and
           amortization                            (8,497,911)     (10,602,186)
                                                 ------------     ------------
                                                 $ 14,538,234     $ 15,292,051
                                                 ============     ============

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

(7)    GOODWILL

       Goodwill and accumulated amortization consists of the following:

                                                   2000              2001
                                              -------------     -------------
       Goodwill                               $ 116,618,973     $ 118,018,705
       Less accumulated amortization
                                                 (5,462,045)       (8,406,680)
                                              -------------     -------------
                                              $ 111,156,928     $ 109,612,025
                                              =============     =============

(8)    LONG-TERM DEBT AND REVOLVING CREDIT LINE

       The Company has a $66 million credit facility with a bank. The credit facility provides for a $40 million revolving credit line and a 5-year term loan of $26 million. The credit facility is secured by all the Company's assets, as well as the Company's stock ownership in its subsidiaries. The credit facility expires in December 2006. As of December 31, 2000 and 2001, $6,500,000 and $9,100,000, respectively, was outstanding on the revolving credit line. The Company has one standby letter of credit issued under the credit facility for $3,016,000 on which no amounts were outstanding as of December 31, 2001.

       Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 1.75%, or the Federal funds rate plus additional interest of between 0% to 0.5%. The additional interest charge is based upon certain financial ratios.

       The credit facility contains various financial covenants for which the Company was in compliance at December 31, 2001, including restrictions on additional borrowings. The term loans are subject to mandatory repayment in certain events, including from the proceeds of any securities offerings by the Company.

       Long-term debt consists of:

                                                     2000            2001
                                                 ------------    ------------
       Term Loan                                 $ 30,000,000    $ 26,000,000
       Delayed Draw Term Loan                       2,000,000              --
                                                 ------------    ------------
                                                   32,000,000      26,000,000
       Less current portion of long-term debt      (8,400,000)     (7,000,000)
                                                 ------------    ------------
                                                 $ 23,600,000    $ 19,000,000
                                                 ============    ============

       Long-term debt maturities for the next five years are as follows:
       $7,000,000 in 2002, $7,000,000 in 2003, $6,000,000 in 2004, $4,000,000 in
       2005 and $2,000,000 in 2006.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

(9)    INCOME TAXES

       The components of the 1999, 2000 and 2001 provision for Federal and state income tax (expense) benefit computed in accordance with SFAS No. 109 are summarized below:

                               1999              2000              2001
                          -------------     -------------     -------------
       Current:
           Federal        $  (4,968,324)    $  (8,704,450)    $  (8,445,508)
           State             (1,387,457)       (1,424,835)       (1,830,019)
                          --------------    --------------    --------------
                             (6,355,781)      (10,129,285)      (10,275,527)
       Deferred:
           Federal             (640,252)          755,446           507,114
           State               (132,262)          136,981           162,704
                          -------------     -------------     -------------
                          $  (7,128,295)    $  (9,236,858)    $  (9,605,709)
                          =============     =============     =============

       Income tax (expense) benefit attributable to income from operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from operations as a result of the following:

                                                1999        2000         2001
                                               ------      ------       ------
       Taxes, U.S. statutory rates             (35.0%)     (35.0%)      (35.0%)
       State taxes, less Federal benefit        (4.5)       (5.2)        (5.1)
       Effect of non-deductible expenses        (5.8)       (5.3)        (4.9)
       Other                                    (0.7)       (1.5)        (0.3)
                                               ------      ------       ------
                Total taxes on income          (46.0%)     (47.0%)      (45.3%)
                                               ======      ======       ======

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 2001 are as follows:

                                                         2000          2001
                                                     -----------   -----------
       Deferred tax assets:
         Reserves and accruals not recognized for
            income tax purposes                      $ 2,605,029   $ 2,987,514
         State taxes                                     418,134       657,886
         Other                                           878,195       847,703
                                                     -----------   -----------

           Total gross deferred tax assets             3,901,358     4,493,103

         Less valuation allowance                             --            --
                                                     -----------   -----------
           Net deferred tax assets                   $ 3,901,358   $ 4,493,103
                                                     -----------   -----------

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

       Deferred tax liabilities:
            Prepaids                                  $   (84,525)  $  (116,842)
            Depreciation                                 (308,209)     (194,966)
            Revenue recognition                           (45,877)      (48,730)
                                                      -----------   -----------
               Total gross deferred tax liabilities      (438,611)     (360,538)
                                                      -----------   -----------
               Total net deferred tax assets          $ 3,462,747   $ 4,132,565
                                                      ===========   ===========


These amounts have been presented in the consolidated balance sheets as follows:

                                                          2000           2001
                                                       -----------   -----------
       Current deferred tax assets                     $ 3,406,756   $ 3,574,631

       Noncurrent deferred tax assets                       55,991       557,934
                                                       -----------   -----------
          Total net deferred tax assets                $ 3,462,747   $ 4,132,565
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

       The table below summarizes the related party classroom sales:

                                            1999          2000          2001
                                        -----------   -----------   -----------
           Sales                        $ 6,271,813   $ 4,128,935   $ 1,604,099
           Cost of goods sold             5,128,455     3,213,731     1,258,635
           Gross profit percentage            18.23%        22.17%        21.54%
                                        ===========   ===========   ===========

       The related party purchases modular relocatable classrooms from the Company on standard terms and at standard wholesale prices.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

       Due from affiliates includes a portion of unpaid invoices as a result of the above transactions. As of December 31, 2000 and 2001 these amounts totaled $476,200 and $478,809, respectively. Additional amounts arising from these transactions are included in the following captions:

                                                           2000        2001
                                                        ---------   ---------
       Costs and estimated earnings in excess of
           billings on uncompleted contracts            $ 800,756   $ 161,623
       Billings in excess of costs and estimated
           earnings on uncompleted contracts              (21,312)    (32,998)
                                                        =========   =========

       NOTE RECEIVABLE

       At December 31, 2000, the Company had a note receivable from a related party partnership in the amount of $45,212. An officer of the Company is a partner in the partnership. Unpaid interest related to this note and two other related party notes with principal repayment in 1996 totaled $169,632 at December 31, 2000 and is included in due from affiliates. The note and interest were paid in full in 2001.

       OPERATING LEASES

       Certain manufacturing facilities are leased from related party partnerships under noncancellable operating leases through 2019. An officer of the Company is a partner in the partnerships. These related party leases require monthly payments which aggregate approximately $38,000. In connection with the lease at the Lathrop facility, the Company made an $83,000 security deposit during 1990.

       Future minimum lease payments under these leases are discussed in note
       17. Included in cost of goods sold is $376,000, $409,000 and $457,000 in rent expense paid to related parties for the years ended December 31, 1999, 2000, and 2001, respectively.

(11)   401(k) PLANS

       The Company has tax deferred savings plans under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 12% of gross annual earnings. Company contributions are made on a 50% matching basis of eligible contributions. The Company's contributions were $179,861, $369,430 and $342,018 in 1999, 2000, and 2001, respectively.

(12)   STOCK OPTIONS

       In 1989, the Company's shareholders approved a stock option plan (the 1989 Plan). The 1989 Plan provided for the grant of both incentive and non-qualified options to purchase up to 400,000 shares of the Company's common stock. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of the Company's common stock). All of these options were granted prior to 1999.

       In March of 1994, pursuant to a vote of the Board of Directors, a non-qualified option plan was approved (the March 1994 Plan). The March 1994 Plan provided for the grant of 200,000 options to purchase shares of the Company's common stock. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant. All of these options were granted during 1994.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

       In May of 1994, the Board of Directors voted and approved an additional stock option plan (the May 1994 Plan). The May 1994 Plan provided for the grant of both incentive and non-qualified options to purchase up to 500,000 shares of the Company's common stock. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of the Company's common stock). All of these options were granted prior to 1999.

       In July 1996, the Company's Board of Directors authorized the grant of options to purchase up to 500,000 shares of the Company's common stock. The non-statutory options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of the Company's common stock). All of these options were granted prior to 1999.

       In 1999, the Company's shareholders approved a stock option plan (the 1999 Plan). The 1999 Plan provides for the grant of non-statutory options to purchase up to 1,250,000 shares of the Company's common stock. The non-statutory options may be granted to employees, officers, directors, consultants, independent contractors and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of the Company's common stock). In 2000 and 2001, 368,747 and 577,809 shares were granted, respectively.

       Stock options outstanding under the Company's Stock Option Plans are summarized as follows:


                                                           WEIGHTED AVERAGE
                                               SHARES       EXERCISE PRICE
                                             ---------     ----------------
       December 31, 1998                     1,360,027        $   5.63
           Granted                             438,631            9.00
           SPI Merger                          389,909            2.26
           Modtech Merger                     (178,864)           4.61
           Exercised                          (268,149)           2.24
           Terminated                          (71,513)           7.27
                                             ---------        --------
       December 31, 1999                     1,670,041            6.32
                                             ---------        --------
           Granted                             368,747            6.86
           Exercised                          (213,655)           1.68
           Terminated                           (3,532)          13.11
                                             ---------        --------
       December 31, 2000                     1,821,601            6.96
                                             ---------        --------
           Granted                             577,809            6.91
           Exercised                          (108,350)           3.04
           Terminated                          (85,326)           7.00
                                             ---------        --------
       December 31, 2001                     2,205,734        $   7.14
                                             =========        ========

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

       All stock options have a maximum term of ten years and become fully exercisable in accordance with a predetermined vesting schedule which varies.

       The following information applies to options outstanding at December 31, 2001:

                                              OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                   --------------------------------------    -----------------------
                                                    WEIGHTED
                                                    AVERAGE      WEIGHTED                   WEIGHTED
                                                   REMAINING      AVERAGE                   AVERAGE
                                     NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
                                   OUTSTANDING    LIFE (YEARS)     PRICE     EXERCISABLE     PRICE
                                   -----------    ------------   --------    -----------    --------
       Range of exercise prices
         $1.19 - $4.50                571,752         3.8         $ 2.17       517,752      $ 2.17
         $6.00 - $10.00             1,436,341         8.1           7.56       466,002        8.15
         $12.62 - $20.57              197,641         6.1          18.41       165,368       18.16
                                   ----------                                ---------
                                    2,205,734                     $ 7.14     1,203,122      $ 6.69
                                   ==========                                =========

       The per share weighted-average fair value of stock options granted during 1999, 2000 and 2001 was $5.06, $3.81 and $3.53, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              1999          2000           2001
                                              ----          ----           ----
       Expected dividend yield                   0%            0%            0%
       Average risk-free interest rate         5.5%          6.2%          4.4%
       Volatility factor                     69.40%        66.56%        61.56%
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

                                           1999           2000           2001
                                       -----------   ------------   ------------
       Net Income
           As Reported                 $ 8,387,009   $ 10,416,034   $ 11,622,022
           Pro Forma                     8,054,385      9,872,535     10,772,591
                                       ===========   ============   ============
       Basic earnings per share
           As Reported                 $      0.64   $       0.78   $       0.85
           Pro forma                          0.61           0.73           0.79
                                       ===========   ============   ============
       Diluted earnings per share
           As Reported                 $      0.59   $       0.72   $       0.82
           Pro Forma                          0.57           0.69           0.75
                                       ===========   ============   ============

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

(13)   SERIES A PREFERRED STOCK

       In conjunction with the Modtech Merger, 388,939 shares of Series A Preferred Stock were issued in February 1999. The Series A Preferred Stock has no voting rights, including, without limitation, the right to vote on the election of directors, mergers, reorganization or a sale of all or substantially all of the Company's assets. Dividends accrue on each share of Series A Preferred Stock at the rate of $0.40 per annum as declared. Dividends may not be paid on the Company's common stock until all accrued dividends on the Series A Preferred Stock are paid or declared and set aside for payment.

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


(14)   EARNINGS PER SHARE

       The following table represents the calculation of basic and diluted earnings per common share under the provisions of SFAS No. 128:

                                                            1999             2000             2001
                                                        -----------      -----------      -----------
       BASIC
       Net income                                       $ 8,387,009      $10,416,034      $11,622,022
       Dividends on preferred stock (note 13)               136,128          155,576          155,576
                                                        -----------      -----------      -----------
          Net income available to common stock          $ 8,250,881      $10,260,458      $11,466,446
                                                        ===========      ===========      ===========

       Basic weighted-average shares outstanding         12,986,067       13,237,867       13,411,368
                                                        ===========      ===========      ===========

       Basic earnings per common share                  $      0.64      $      0.78      $      0.85
                                                        ===========      ===========      ===========

       DILUTED
       Net income                                       $ 8,387,009      $10,416,034      $11,622,022
                                                        ===========      ===========      ===========

       Basic weighted-average shares outstanding         12,986,067       13,237,867       13,411,368
       Add:
               Conversion of preferred stock                388,939          388,939          388,939
               Exercise of stock options                    829,472          730,535          621,894
                                                        -----------      -----------      -----------

       Diluted weighted-average shares outstanding       14,204,478       14,357,341       14,422,201
                                                        ===========      ===========      ===========
       Diluted earnings per common share                $      0.59      $      0.72      $      0.82
                                                        ===========      ===========      ===========

       Options to purchase 620,351 and 606,698 shares of common stock were outstanding during 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

(15)   MAJOR CUSTOMER

       Sales to two major customers represented the following percentage of net sales:

                                 1999                 2000                 2001
                                 ----                 ----                 ----
       Customer A                  1%                   6%                  11%
       Customer B                  8%                  11%                  11%
                                 ====                 ====                 ====

(16)   SUPPLEMENTAL CASH FLOW DISCLOSURES

       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                              1999         2000          2001
                                          -----------  -----------  ------------
       Cash paid during the year for:
          Interest                        $ 3,209,179  $ 4,587,398  $  2,684,021
                                          ===========  ===========  ============
          Income taxes                    $ 2,320,000  $ 6,766,998  $ 12,160,000
                                          ===========  ===========  ============

(17)   COMMITMENTS AND CONTINGENCIES

       LAND LEASES

       The Company has entered into various noncancellable agreements to lease land at its manufacturing facilities through 2019. Minimum lease payments under these noncancellable operating leases for the next five years and thereafter are as follows:

       Year ending December 31:
                       2002                                      $ 1,788,000
                       2003                                        1,379,000
                       2004                                          941,000
                       2005                                          941,000
                       2006                                          941,000
                       Thereafter                                  6,143,000
                                                                 -----------
                                                                 $12,133,000
                                                                 ===========

       Of the $12,133,000 in future rental payments, $7,122,000 is payable to related parties (note 10). Rent expense for the years ended December 31, 1999, 2000 and 2001 was $2,139,000, $2,380,000 and $2,318,000,
       respectively.

(18)   WARRANTY

       The standard contractual warranty for the Company's modular buildings is one year, although it may be varied by contract specifications. Purchased equipment installed by the Company, such as air conditioning units, carry the manufacturers' standard warranty. To date, warranty costs incurred have been immaterial.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

(19)   PENDING CLAIMS AND LITIGATION

       The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of the claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(20)   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       In thousands, except per share amounts:

                                  FOURTH QUARTER        THIRD QUARTER        SECOND QUARTER        FIRST QUARTER
                                  --------------        -------------        --------------        -------------
       2001:
       Net sales                         $33,793              $63,559               $61,084              $42,680
       Gross profit                        6,498               12,453                11,025                6,072
       Net income                          1,821                4,725                 3,720                1,356
       Earnings per
        common share:
          Basic                          $  0.13              $  0.35               $  0.27              $  0.10
          Diluted                           0.13                 0.33                  0.26                 0.10

       2000:
       Net sales                         $49,380              $76,450               $65,182              $43,722
       Gross profit                        7,381               13,310                 9,719                5,822
       Net income                          1,747                4,530                 3,032                1,107
       Earnings per
        common share:
          Basic                          $  0.13              $  0.34               $  0.23              $  0.08
          Diluted                           0.12                 0.31                  0.21                 0.08

                                   Schedule II

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1999, 2000, and 2001


                                      BALANCE AT    ACQUIRED    AMOUNTS
                                       BEGINNING    THROUGH     CHARGED                 BALANCE AT
             DESCRIPTION                OF YEAR   ACQUISITION  TO EXPENSE  DEDUCTIONS  END OF YEAR
--------------------------------------------------------------------------------------------------
Allowance for contract adjustments:
    Year ended December 31, 1999      $ 429,107   $  50,000    $ 280,000   $ (30,988)  $  728,119
                                      =========   =========    =========   ==========  ==========
    Year ended December 31, 2000      $ 728,119   $     --     $     --    $ (25,000)  $  703,119
                                      =========   ========     ========    ==========  ==========
    Year ended December 31, 2001      $ 703,119   $  50,000    $ 683,363   $ (11,482)  $1,425,000
                                      =========   =========    =========   ==========  ==========

EXHIBIT
 NUMBER                      NAME OF EXHIBIT

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

 10.9(3)    Financial Advisory Services Agreement.

 10.10(6)   Credit Agreement, dated February 16, 1999

 10.11      Credit Agreement, dated December 26, 2001

 23.1       Independent Auditors' Consent

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