Form 10-Q
period 2002-03-31
MODTECH HOLDINGS INC
filed 2002-05-15
CIK 1075066

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2002

Commission File Number 000 - 25161

MODTECH HOLDINGS, INC.

Delaware	33 — 0825386

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2830 Barrett Avenue, Perris, CA	92571

(Address of principal executive office)	(Zip Code)

(909) 943-4014

Registrant’s telephone number

     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No   [   ]

As of May 10, 2002, there were 13,470,490 of the Registrant’s Common Stock outstanding.

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

PART I. FINANCIAL INFORMATION

     The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2001 and 2002 are not necessarily indicative of the results to be expected for the full fiscal years. The consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

MODTECH HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
	2001	2002

Assets
Current assets:
Cash and cash equivalents	$130,000	$1,602,000
Contracts receivable, net, including costs in excess of billings of $10,110,000 and 6,982,000 in 2001 and 2002, respectively	44,305,000	44,434,000
Inventories	8,668,000	9,812,000
Due from affiliates	479,000	—
Deferred tax assets	3,575,000	3,575,000
Other current assets	1,206,000	1,491,000

Total current assets	58,363,000	60,914,000

Property and equipment, net	15,292,000	15,272,000
Other assets
Goodwill, net	109,612,000	72,384,000
Covenants not to compete, net	506,000	310,000
Debt issuance costs, net	1,414,000	1,369,000
Deferred tax assets	558,000	558,000
Other assets	651,000	724,000

	$186,396,000	$151,531,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$14,777,000	$17,206,000
Billings in excess of costs	2,221,000	3,355,000
Current revolving credit line	9,100,000	8,100,000
Current maturities of long-term debt	7,000,000	7,000,000

Total current liabilities	33,098,000	35,661,000
Long-term debt, excluding current portion	19,000,000	17,250,000

Total liabilities	52,098,000	52,911,000

Shareholders’ Equity:
Series A preferred stock, $.01 par. Authorized 5,000,000 shares; issued and outstanding 388,939 in 2001 and 2002	4,000	4,000
Common stock, $.01 par. Authorized 25,000,000 shares; issued and outstanding 13,456,365 and 13,463,865 in 2001 and 2002, respectively	135,000	135,000
Additional paid-in capital	78,590,000	78,646,000
Retained earnings	55,569,000	19,835,000

Total shareholders’ equity	134,298,000	98,620,000

	$186,396,000	$151,531,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

Net sales	$42,680,000	$35,359,000
Cost of goods sold	36,608,000	30,288,000

Gross profit	6,072,000	5,071,000
Selling, general and administrative expenses	1,695,000	1,713,000
Goodwill and covenant amortization	926,000	196,000

Income from operations	3,451,000	3,162,000

Other income (expense):
Interest expense, net	(905,000)	(490,000)
Other, net	13,000	7,000
	(892,000)	(483,000)

Income before income taxes and cumulative effect of a change in an accounting principle	2,559,000	2,679,000
Income taxes	(1,203,000)	(1,125,000)

Income before cumulative effect of a change in an accounting principle	1,356,000	1,554,000
Cumulative effect of a change in an accounting principle	—	(37,288,000)

Net income (loss)	$1,356,000	$(35,734,000)

Series A preferred stock dividend	39,000	39,000

Net income (loss) available to common stock	$1,317,000	$(35,773,000)

Basic earnings per common share before cumulative effect of a change in an accounting principle	$0.10	$0.11

Cumulative effect of a change in an accounting principle per common share — basic	—	(2.77)

Basic earnings (loss) per common share	$0.10	$(2.66)

Basic weighted-average shares outstanding	13,350,000	13,460,000

Diluted earnings per common share before cumulative effect of a change in an accounting principle	$0.10	$0.11

Cumulative effect of a change in an accounting principle per common share — diluted	—	(2.55)

Diluted earnings (loss) per common share	$0.10	$(2.44)

Diluted weighted-average shares outstanding	14,255,000	14,630,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

Cash flows from operating activities:
Net income (loss)	$1,356,000	$(35,734,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in an accounting principle	—	37,288,000
Depreciation and amortization	1,574,000	739,000
Gain on sale of equipment	(4,000)	—
(Increase) decrease in assets, net of effects from acquisitions:
Contracts receivable	1,149,000	(129,000)
Inventories	213,000	(1,144,000)
Due from affiliates	589,000	479,000
Other current and noncurrent assets	(436,000)	(358,000)
Increase (decrease) in liabilities, net of effects from acquisitions:
Accounts payable and accrued liabilities	(2,310,000)	2,429,000
Billings in excess of costs	(608,000)	1,134,000

Net cash provided by operating activities	1,523,000	4,704,000

Cash flows from investing activities:
Proceeds from sale of equipment	6,000	—
Purchase of property and equipment	(213,000)	(451,000)
Purchase of covenants not to compete	(25,000)	—
Acquisition of subsidiaries, net of cash acquired	(3,407,000)	(60,000)

Net cash used in investing activities	(3,639,000)	(511,000)

Cash flows from financing activities:
Net principal borrowings (payments) under revolving credit line	5,993,000	(1,000,000)
Net principal payments on long-term debt	(2,100,000)	(1,750,000)
Payment of debt issuance costs	—	(27,000)
Proceeds from exercise of stock options	19,000	56,000

Net cash provided by (used in) financing activities	3,912,000	(2,721,000)

Net increase in cash and cash equivalents	1,796,000	1,472,000
Cash and cash equivalents at beginning of period	416,000	130,000

Cash and cash equivalents at end of period	$2,212,000	$1,602,000

The accompanying notes are an integral part of these condensed consolidated financial statements

MODTECH HOLDINGS, INC.
Notes To Condensed Consolidated Financial Statements
March 31, 2002

1)	Basis of Presentation

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

The results of operations for the three months ended March 31, 2001 and 2002 are not necessarily indicative of the results to be expected for the full fiscal years.

2)	Inventories

Inventories consist of the following:

	2001	2002

Raw materials	$7,692,000	$8,661,000
Work in process	968,000	1,143,000
Finished goods	8,000	8,000

	$8,668,000	$9,812,000

3)	Earnings (Loss) Per Share

The following table illustrates the calculation of basic and diluted earnings (loss) per common share under the provisions of SFAS No. 128:

	Three Months Ended
	March 31,

	2001	2002

Basic
Income before cumulative effect of a change in an accounting principle	$1,356,000	$1,554,000
Cumulative effect of a change in an accounting principle	—	(37,288,000)

Net income (loss)	1,356,000	(35,734,000)
Dividends on preferred stock	(39,000)	(39,000)

Net income (loss) available to common stock	$1,317,000	$(35,773,000)

Weighted-average common shares outstanding	13,350,000	13,460,000

Basic earnings per common share before cumulative effect of a change in an accounting principle	$0.10	$0.11

Cumulative effect of a change in an accounting principle per common share — basic	—	(2.77)

Basic earnings (loss) per common share	$0.10	$(2.66)

	Three Months Ended
	March 31,

	2001	2002

Diluted
Net income (loss)	$1,356,000	$(35,734,000)

Weighted-average common shares outstanding	13,350,000	13,460,000
Add:
Conversion of preferred stock	389,000	389,000
Exercise of options	516,000	781,000

Adjusted weighted-average common shares outstanding	14,255,000	14,630,000

Diluted earnings per common share before cumulative effect of a change in an accounting principle	$0.10	$0.11

Cumulative effect of a change in an accounting principle per common share — diluted	—	(2.55)

Diluted earnings (loss) per common share	$0.10	$(2.44)

Options to purchase 851,000 and 218,000 shares of common stock were outstanding during the quarters ended March 31, 2001 and 2002, respectively, but were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

4)	Debt

The credit facility contains various covenants. The Company was in compliance with such covenants as of March 31, 2002.

5)	Acquisition

IMS Acquisition. On March 8, 2001, the Company purchased 100% of the stock of Innovative Modular Structures, Inc. (IMS). IMS designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. IMS is based in St. Petersburg, Florida. Pro forma amounts for the IMS acquisition are not included, as the effect is not material to the Company’s consolidated financial statements. This acquisition was accounted for as a purchase.

6)	Recently Adopted Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of January 1, 2002. Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.

Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss was measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, January 1, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication existed that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. Any transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the Company’s 2002 consolidated statement of operations.

In accordance with SFAS No. 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available. The Company used quoted market prices to perform the assessment of whether there was an indication that goodwill may be impaired. As a result of this assessment, there was an indication that goodwill was impaired. As required by SFAS No. 142, the Company performed a fair market valuation analysis, using market multiples and other factors, on its business that had previously recorded goodwill. As a result of this analysis, the Company recorded a one time charge of $37,288,000. The impairment loss was recognized as the cumulative effect of a change in accounting principle in the Company’s 2002 consolidated statement of operations.

The Company recorded goodwill amortization expense in the amount of $2,916,000 and $2,945,000 for the years ended December 31, 2000 and 2001, respectively and $729,000 for the three months ended March 31, 2001. No goodwill amortization was recorded for the three months ended March 31, 2002.

The changes in the carrying amount of goodwill are as follows:

Balance as of January 1, 2002	$109,612,000
Goodwill acquired during the period	60,000
Impairment loss	(37,288,000)

Balance as of March 31, 2002	$72,384,000

The following table reconciles previously reported net income (loss) as if the provisions of SFAS No. 142 were in effect in 2001:

	For the three months ended
	March 31,

	2001	2002

Reported net income (loss)	$1,356,000	$(35,734,000)
Add back: Goodwill amortization, net of taxes	551,000	—
Add back: Cumulative effect of a change in an accounting principle	—	37,288,000

Adjusted net income	$1,907,000	$1,554,000

Reported basic earnings (loss) per common share	$0.10	$(2.66)
Add back: Goodwill amortization, net of taxes	0.04	—
Add back: Cumulative effect of a change in an accounting principle	—	2.77

Adjusted basic earnings per common share	$0.14	$0.11

	For the three months ended
	March 31,

	2001	2002

Reported diluted earnings (loss) per common share	$0.10	$(2.44)
Add back: Goodwill amortization, net of taxes	0.03	—
Add back: Cumulative effect of a change in an accounting principle	—	2.55

Adjusted diluted earnings per common share	$0.13	$0.11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percent of net sales.

	Percent of Net Sales
	Three Months Ended
	March 31,

	2001	2002

Net sales	100.0%	100.0%
Gross profit	14.2	14.3
Selling, general and administrative expenses	4.0	4.8
Goodwill and covenant amortization	2.2	0.6
Income from operations	8.1	8.9
Interest expense, net	(2.1)	(1.4)
Income before income taxes and cumulative effect of a change in an accounting principle	6.0	7.6
Income taxes	2.8	3.2
Income before cumulative effect of a change in an accounting principle	3.2	4.4

Net sales for the three months ended March 31, 2002 decreased by $7,321,000, or 17.2%. The decline in net sales was attributable to lower sales of commercial and industrial buildings, reflecting the general business decline in the overall economy.

Gross profit as a percentage of net sales for the three months ended March 31, 2002 increased to 14.3% from 14.2% for the same period in 2001. The increase was due to product mix as well as certain operational efficiencies.

Selling, general and administrative expenses increased for the three months ended March 31, 2002 by $18,000, an increase of 1.1%. As a percentage of net sales, selling, general, and administrative expenses increased from 4.0% in the first three months of 2001 to 4.8% in 2002.

Goodwill was recorded for both the SPI Merger and the Coastal Acquisition in 1999 and for the IMS acquisition in 2001 and was amortized from the respective dates of acquisition through December 31, 2001. SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Accordingly, no goodwill amortization was recorded for the three months ended March 31, 2002. In accordance with SFAS No. 142, the Company took a one-time impairment charge to goodwill of $37,288,000, which was recognized as a cumulative effect of a change in an accounting principle.

Interest expense, net decreased for the three months ended March 31, 2002 by $415,000, or 45.9%. The decrease is attributable to decreased line of credit borrowings, decreased long-term debt due to repayment and decreased interest rates for the three months ended March 31, 2002. As a percentage of net sales, interest expense decreased from 2.1% in the first three months of 2001 to 1.4% in 2002.

Income before income taxes and cumulative effect of a change in an accounting principle for the three months ended March 31, 2002 increased by $120,000, or 4.7%. As a percentage of net sales, income before income taxes and cumulative effect of a change in an accounting principle increased from 6.0% in the first three months of 2001 to 7.6% in 2002.

Income taxes for the three months ended March 31, 2002 decreased by $78,000, or 6.5%. As a percentage of net sales, income taxes increased from 2.8% in the first three months of 2001 to 3.2% in 2002.

Income before cumulative effect of a change in an accounting principle for the three months ended March 31, 2002 increased by $198,000, or 14.6%. As a percentage of net sales, income before cumulative effect of a change in an accounting principle increased from 3.2% in the first three months of 2001 to 4.4% in 2002.

Inflation

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

Liquidity and Capital Resources

To date, the Company has generated cash from operations, bank borrowings and public offerings to meet its needs. At March 31, 2002, the Company had $1,602,000 in cash and cash equivalents. During the three months ended March 31, 2002, the Company generated cash from operating activities of $4,704,000.

The Company has a $66,000,000 credit facility, of which $40,000,000 represents a revolving loan commitment. The credit facility is secured by all the Company’s assets, as well as the Company’s stock ownership in its subsidiaries. The credit facility expires in February 2004. On March 31, 2002, $8,100,000 was outstanding under the revolving loan commitment. The credit facility contains various covenants. The Company was in compliance with such covenants as of March 31, 2002.

Management believes that the Company’s existing product lines and manufacturing capacity will enable the Company to generate sufficient cash through operations, supplemented by periodic use of its existing bank line of credit, to finance the Company’s business at current levels over the next 12 months. Additional cash resources may be required if the Company expands its business beyond current levels. For example, it will be necessary for the Company to construct or acquire additional manufacturing facilities in order for the Company to compete effectively in new market areas or states which are beyond a 300 mile radius from one of its production facilities. The construction or acquisition of new facilities would require significant additional capital. For these reasons, among others, the Company may need additional debt or equity financing in the future. There can be, however, no assurance that the Company will be successful in obtaining such additional financing, or that any such financing will be available on terms acceptable to the Company.

Commitments and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of December 31, 2001:

	Payments Due by Year
	(amounts in thousands)

	Total	2002	2003	2004	2005	2006	Thereafter

Long-term debt	$26,000	$7,000	$7,000	$6,000	$4,000	$2,000	—
Operating leases	12,133	1,788	1,379	941	941	941	$6,143

Total contractual cash obligations	$38,133	$8,788	$8,379	$6,941	$4,941	$2,941	$6,143

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (SEC) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe our most critical accounting policies related to:

•	Allowance for Contract Adjustments

•	Revenue Recognition on Construction Contracts

We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our critical accounting policies. Actual results could differ from our estimates.

New Accounting Pronouncements

In September 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 is effective for fiscal years beginning after June 15, 2002, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not assessed whether the application of this standard will have a material effect on the Company’s financial position, results of operations or liquidity.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 is effective for fiscal years beginning after May 15, 2002. Management has not assessed whether the application of this standard will have a material effect on the Company’s financial position, results of operations or liquidity.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuation in interest rates on our $66 million credit facility. During the quarter ended March 31, 2002, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 1.75%, or the Federal funds rate plus additional interest of between 0% to 0.5%. The additional interest charge is based upon certain financial ratios. We estimate that the average amount of debt outstanding under the credit facility for 2002 will be $40 million. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $400,000 for the year.

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

Modtech Holdings, Inc.

Date: May 15, 2002	by:	/s/ Shari L. Walgren
Shari L. Walgren Chief Financial Officer