Form 10-Q
period 2002-06-30
MODTECH HOLDINGS INC
filed 2002-08-14
CIK 1075066

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2002

Commission File Number 000 - 25161

                             MODTECH HOLDINGS, INC.
--------------------------------------------------------------------------------


Delaware                                                33 - 0825386
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization)                          Identification No.)


2830 Barrett Avenue, Perris, CA                         92571
-------------------------------                         -------------------
(Address of principal executive                         (Zip Code)
 office)


Registrant's telephone number:                          (909) 943-4014


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

                                                                   Yes X No ____

As of August 12, 2002, there were 13,491,157 of the Registrant's Common Stock outstanding.

                             MODTECH HOLDINGS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                PART I. STATEMENT REGARDING FINANCIAL INFORMATION


     The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

                             MODTECH HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                             December 31,          June 30,
                                                                                2001                 2002
--------------------------------------------------------------------------------------------------------------
                                   Assets
Current assets:
    Cash and cash equivalents                                              $       130,000      $      787,000
    Contracts receivable, net, including costs in excess of billings
     of $10,110,000 and $17,077,000 in 2001 and 2002, respectively              44,305,000          48,456,000
    Inventories                                                                  8,668,000           9,995,000
    Due from affiliates                                                            479,000                  --
    Deferred tax assets                                                          3,575,000           3,575,000
    Other current assets                                                         1,206,000           1,172,000
                                                                           ---------------      --------------

           Total current assets                                                 58,363,000          63,985,000
                                                                           ---------------      --------------

Property and equipment, net                                                     15,292,000          15,017,000

Other assets
    Goodwill, net                                                              109,612,000          72,384,000
    Covenants not to compete, net                                                  506,000             237,000
    Debt issuance costs, net                                                     1,414,000           1,304,000
    Deferred tax assets                                                            558,000             558,000
    Other assets                                                                   651,000             775,000
                                                                           ---------------      --------------

                                                                           $   186,396,000      $  154,260,000
                                                                           ===============      ==============

                    Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities                               $    14,777,000      $   20,380,000
    Billings in excess of costs                                                  2,221,000           2,723,000
    Current revolving credit line                                                9,100,000           7,500,000
    Current maturities of long-term debt                                         7,000,000           7,000,000
                                                                           ---------------      --------------

           Total current liabilities                                            33,098,000          37,603,000

Long-term debt, excluding current portion                                       19,000,000          15,500,000
                                                                           ---------------      --------------

           Total liabilities                                                    52,098,000          53,103,000
                                                                           ---------------      --------------

Shareholders' Equity:
 Series A preferred stock, $.01 par.  Authorized 5,000,000 shares;
  issued and outstanding 388,939 in 2001 and 2002                                    4,000               4,000
 Common stock, $.01 par.  Authorized 25,000,000 shares; issued and outstanding 13,456,365 and 13,491,157 in 2001 and 2002,
  respectively                                                                     135,000             135,000
 Additional paid-in capital                                                     78,590,000          78,696,000
 Retained earnings                                                              55,569,000          22,322,000
                                                                           ---------------      --------------

           Total shareholders' equity                                          134,298,000         101,157,000
                                                                           ---------------      --------------

                                                                           $   186,396,000      $  154,260,000
                                                                           ===============      ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MODTECH HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,
                                                                2001              2002              2001              2002
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $   61,084,000   $    44,569,000    $   103,764,000    $  79,928,000
Cost of goods sold                                             50,059,000        37,928,000         86,667,000       68,216,000
                                                           --------------   ---------------    ---------------    -------------

        Gross profit                                           11,025,000         6,641,000         17,097,000       11,712,000

Selling, general, and administrative expenses                   2,277,000         1,915,000          3,972,000        3,629,000
Goodwill and covenant amortization                                925,000            73,000          1,851,000          268,000
                                                           --------------   ---------------    ---------------    -------------

        Income from operations                                  7,823,000         4,653,000         11,274,000        7,815,000
                                                           --------------   ---------------    ---------------    -------------

Other income (expense):
    Interest expense, net                                        (837,000)         (377,000)        (1,742,000)        (867,000)
    Other, net                                                     33,000            13,000             46,000           21,000
                                                           --------------   ---------------    ---------------    -------------
                                                                 (804,000)         (364,000)        (1,696,000)        (846,000)
                                                           --------------   ---------------    ---------------    -------------

        Income before income taxes and cumulative
         effect of a change in an accounting principle          7,019,000         4,289,000          9,578,000        6,969,000

Income taxes                                                   (3,299,000)       (1,801,000)        (4,502,000)      (2,927,000)
                                                           --------------   ---------------    ---------------    -------------

        Income before cumulative effect of a change in
         an accounting principle                                3,720,000         2,488,000          5,076,000        4,042,000

Cumulative effect of a change in an accounting principle               --                --                 --      (37,288,000)
                                                           --------------   ---------------    ---------------    -------------

        Net income (loss)                                  $    3,720,000   $     2,488,000    $     5,076,000    $ (33,246,000)
                                                           --------------   ---------------    ---------------    -------------

Series A Preferred stock dividend                                  39,000            39,000             78,000           78,000
                                                           --------------   ---------------    ---------------    -------------

        Net income (loss) available to common
         stockholders                                      $    3,681,000   $     2,449,000    $     4,998,000    $ (33,324,000)
                                                           ==============   ===============    ===============    =============

Basic earnings per common share before cumulative
 effect of a change in an accounting principle             $         0.27   $          0.18    $          0.37    $        0.29
                                                           ==============   ===============    ===============    =============

Cumulative effect of a change in an accounting
 principle per common share - basic                                    --                --                 --            (2.77)
                                                           ==============   ===============    ===============    =============

Basic earnings (loss) per common share                     $         0.27   $          0.18    $          0.37    $       (2.48)
                                                           ==============   ===============    ===============    =============

Basic weighted-average shares outstanding                      13,387,000        13,469,000         13,369,000       13,463,000
                                                           ==============   ===============    ===============    =============

Diluted earnings per common share before cumulative
 effect of a change in an accounting principle             $         0.26   $          0.17    $          0.36    $        0.28
                                                           ==============   ===============    ===============    =============

Cumulative effect of a change in an accounting
 principle per common share - diluted                                  --                --                 --            (2.52)
                                                           ==============   ===============    ===============    =============

Diluted earnings (loss) per common share                   $         0.26   $          0.17    $          0.36    $       (2.24)
                                                           ==============   ===============    ===============    =============

Diluted weighted-average shares outstanding                    14,517,000        14,885,000         14,374,000       14,768,000
                                                           ==============   ===============    ===============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MODTECH HOLDINGS, INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                     June 30,
                                                                              2001              2002
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                      $   5,076,000     $  (33,246,000)
   Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
       Cumulative effect of a change in an accounting principle                      --         37,288,000
       Depreciation and amortization                                          3,127,000          1,353,000
       Gain on sale of equipment                                                (20,000)                --
       (Increase) decrease in assets, net of effects from
         acquisitions:
         Contracts receivable                                                (7,974,000)        (4,151,000)
         Inventories                                                           (875,000)        (1,327,000)
         Due from affiliates                                                    691,000            479,000
         Other current and noncurrent assets                                   (413,000)           (91,000)
       Increase (decrease) in liabilities, net of effects from
         acquisitions:
         Accounts payable and accrued liabilities                            (2,846,000)         5,603,000
         Billings in excess of costs                                           (419,000)           502,000
                                                                          -------------     --------------
                 Net cash (used in) provided by operating activities         (3,653,000)         6,410,000
                                                                          -------------     --------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                               25,000                 --
   Purchase of property and equipment                                          (405,000)          (672,000)
   Purchase of covenants not to compete                                         (25,000)                --
   Acquisition of subsidiaries, net of cash acquired                         (3,406,000)           (60,000)
                                                                          -------------     --------------
                 Net cash used in investing activities                       (3,811,000)          (732,000)
                                                                          -------------     --------------

Cash flows from financing activities:
   Net principal borrowings (payments) under revolving credit line           11,775,000         (1,600,000)
   Principal payments on long-term debt                                      (4,200,000)        (3,500,000)
   Payment of debt issuance costs                                                    --            (27,000)
   Proceeds from exercise of stock options                                      324,000            106,000
                                                                          -------------     --------------
                 Net cash provided by (used in) financing activities          7,899,000         (5,021,000)
                                                                          -------------     --------------

Net increase in cash and cash equivalents                                       435,000            657,000

Cash and cash equivalents at beginning of period                                416,000            130,000
                                                                          -------------     --------------

Cash and cash equivalents at end of period                                $     851,000     $      787,000
                                                                          =============     ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MODTECH HOLDINGS, INC.

              Notes To Condensed Consolidated Financial Statements

                                  June 30, 2002

1) Basis of Presentation

      In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

      The results of operations for the three and six months ended June 30, 2001 and 2002 are not necessarily indicative of the results to be expected for the full fiscal years.

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

2) Inventories

      Inventories consist of the following:

                                             2001               2002
                                       ---------------     --------------
            Raw materials              $     7,692,000     $    8,181,000
            Work in process                    968,000          1,814,000
            Finished goods                       8,000                 --
                                       ---------------     --------------
                                       $     8,668,000     $    9,995,000
                                       ===============     ==============

3) Earnings (Loss) Per Share

      The following table illustrates the calculation of basic and diluted earnings (loss) per common share under the provisions of SFAS No. 128:

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                                   2001            2002              2001            2002
                                               ------------    -------------    -------------   --------------
      BASIC
      Income before cumulative effect of a
       change in an accounting principle       $  3,720,000    $   2,488,000    $   5,076,000   $    4,042,000
      Cumulative effect of a change in an
       accounting principle                              --               --               --      (37,288,000)
                                               ------------    -------------    -------------   --------------
      Net income (loss)                           3,720,000        2,488,000        5,076,000      (33,246,000)
      Dividends on preferred stock                  (39,000)         (39,000)         (78,000)         (78,000)
                                               ------------    -------------    -------------   --------------
         Net income (loss) available to
          common stockholders                  $  3,681,000    $   2,449,000    $   4,998,000   $  (33,324,000)
                                               ============    =============    =============   ==============

      Basic weighted-average common shares
       outstanding                               13,387,000       13,469,000       13,369,000       13,463,000
                                               ============    =============    =============   ==============

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                   2001            2002             2001             2002
                                               ------------    -------------    -------------   --------------
      Basic earnings per common share
       before cumulative effect of a
       change in an accounting principle       $       0.27    $        0.18    $        0.37   $         0.29
                                               ============    =============    =============   ==============

      Cumulative effect of a change in an
       accounting principle per common
       share - basic                                     --               --               --            (2.77)
                                               ------------    -------------    -------------   --------------

      Basic earnings (loss) per common share
                                               $       0.27    $        0.18    $        0.37   $        (2.48)
                                               ============    =============    =============   ==============

      DILUTED
      Net income (loss)                        $  3,720,000    $   2,488,000    $   5,076,000   $  (33,246,000)
                                               ============    =============    =============   ==============

      Weighted-average common shares
       outstanding                               13,387,000       13,469,000       13,369,000       13,463,000
      Add:
          Conversion of preferred stock             389,000          389,000          389,000          389,000
          Exercise of stock options                 741,000        1,027,000          616,000          916,000
                                               ------------    -------------    -------------   --------------

      Diluted weighted-average shares
       outstanding                               14,517,000       14,885,000       14,374,000       14,768,000
                                               ============    =============    =============   ==============

      Diluted earnings per common share
       before cumulative effect of a
       change in an accounting principle       $       0.26    $        0.17    $        0.36   $         0.28
                                               ============    =============    =============   ==============

      Cumulative effect of a change in an
       accounting principle per common
       share - diluted                                   --               --               --            (2.52)
                                               ------------    -------------    -------------   --------------

      Diluted earnings (loss) per common
       share                                   $       0.26    $        0.17    $        0.36   $        (2.24)
                                               ============    =============    =============   ==============

      Options to purchase 218,000 and 611,000 shares of common stock were outstanding during the three and six months ended June 30, 2001, respectively, and options to purchase 198,000 shares of common stock were outstanding during the three and six months ended June 30, 2002, but were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

4) Debt

      The credit facility contains various covenants. The Company was in compliance with such covenants as of June 30, 2002.

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

6) Recently Adopted Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations", (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
      142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

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

      In connection with SFAS No. 142's transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, January 1, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication existed that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No.
      141. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. Any transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the Company's 2002 consolidated statement of operations for the three months ended March 31, 2002.

      In accordance with SFAS No. 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available. The Company used quoted market prices to perform the assessment of whether there was an indication that goodwill may be impaired. As a result of this assessment, there was an indication that goodwill was impaired. As required by SFAS No. 142, the Company performed a fair market valuation analysis, using market multiples, and other factors, on its business that had previously recorded goodwill. As a result of this analysis, the Company recorded a one time charge of $37,288,000. The impairment loss was recognized as the cumulative effect of a change in accounting principle in the Company's 2002 consolidated statement of operations.

      The Company recorded goodwill amortization expense in the amount of $2,916,000 and $2,945,000 for the years ended December 31, 2000 and 2001, respectively and $729,000 and $1,458,000 for the three and six months ended June 30, 2001, respectively. No goodwill amortization was recorded for the three and six months ended June 30, 2002.

      The changes in the carrying amount of goodwill are as follows:

              Balance as of January 1, 2002            $     109,612,000
              Goodwill acquired during the period                 60,000
              Impairment loss                                (37,288,000)
                                                       -----------------
              Balance as of June 30, 2002              $      72,384,000
                                                       =================

      The following table reconciles previously reported net income (loss) as if the provisions of SFAS No. 142 were in effect in 2001:

                                                                     THREE MONTHS                    SIX MONTHS
                                                                    ENDED JUNE 30,                  ENDED JUNE 30,
                                                             ---------------------------    ------------------------------
                                                                 2001           2002            2001             2002
                                                             -----------    ------------    -------------   --------------
      Reported net income (loss)                             $ 3,720,000    $  2,488,000    $   5,076,000   $  (33,246,000)
      Add back: Goodwill amortization, net of taxes              774,000              --        1,325,000               --
      Add back: Cumulative effect of a change in an
       accounting principle                                           --              --               --       37,288,000
                                                             -----------    ------------    -------------   --------------

      Adjusted net income                                    $ 4,494,000    $  2,488,000    $   6,401,000   $    4,042,000
                                                             ===========    ============    =============   ==============

      Reported basic earnings (loss) per common share        $      0.27    $       0.18    $        0.37   $        (2.48)
      Add back: Goodwill amortization, net of taxes                 0.06              --             0.10               --
      Add back: Cumulative effect of a change in an
       accounting principle                                           --              --               --             2.77
                                                             -----------    ------------    -------------   --------------

      Adjusted basic earnings per common share               $      0.33    $       0.18    $        0.47   $         0.29
                                                             ===========    ============    =============   ==============

      Reported diluted earnings (loss) per common share      $      0.26    $       0.17    $        0.36   $        (2.24)
      Add back: Goodwill amortization, net of taxes                 0.05              --             0.08               --
      Add back: Cumulative effect of a change in an
       accounting principle                                           --              --               --             2.52
                                                             -----------    ------------    -------------   --------------

      Adjusted diluted earnings per common share             $      0.31    $       0.17    $        0.44   $         0.28
                                                             ===========    ============    =============   ==============

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

RESULTS OF OPERATIONS

     The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percent of net sales.

                                                          Percent of Net Sales     Percent of Net Sales
                                                           Three Months Ended        Six Months Ended
                                                                June 30,                 June 30,
                                                            2001         2002        2001          2002
                                                       ---------------------------------------------------
Net sales                                                  100.0%       100.0%      100.0%        100.0%

Gross profit                                                18.0         14.9        16.5          14.7

Selling, general and administrative expenses                 3.7          4.3         3.8           4.5

Goodwill and covenant amortization                           1.5          0.2         1.8           0.3

Income from operations                                      12.8         10.4        10.9           9.8

Interest expense, net                                       (1.4)        (0.8)       (1.7)         (1.1)

Income before income taxes and cumulative
 effect of a change in an accounting principle              11.5          9.6         9.2           8.7

Income taxes                                                 5.4          4.0         4.3           3.7

Income before cumulative effect of a change in
 an accounting principle                                     6.1          5.6         4.9           5.1

Net sales for the three and six months ended June 30, 2002, decreased by $16,515,000 or 27.0% and $23,836,000 or 23.0%, respectively. The decline in net sales was attributable to lower sales of commercial and industrial buildings, reflecting the general business decline in the non-residential building sector and the overall economy.

Gross profit as a percentage of net sales for the three and six months ended June 30, 2002 decreased to 14.9% and 14.7%, respectively, from 18.0% and 16.5%, for the same periods in 2001. The percentage decrease in gross profit was due principally to a decrease in production. The Company was unable to recover a portion of its fixed production facility costs through billings to customers.

Selling, general and administrative expenses decreased for the three and six months ended June 30, 2002 by $362,000 or 15.9% and $343,000 or 8.6%,
respectively. As a percentage of net sales, selling, general, and administrative expenses for the three and six months ended June 30, 2002 are 4.3% and 4.5%, respectively. The percentages were 3.7% and 3.8%, for the same periods in 2001. The percentage increase in selling, general and administrative expenses was due principally to a decrease in net sales. The Company was unable to recover a portion of its fixed selling, general and administrative costs through billings to customers.

Goodwill was recorded for both the SPI Merger and the Coastal Acquisition in 1999 and for the IMS acquisition in 2001 and was amortized from the respective dates of acquisition through December 31, 2001. SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Accordingly, no goodwill amortization was recorded for the three and six months ended June 30, 2002. In accordance with SFAS No. 142, the Company took a one-time impairment charge to goodwill of $37,288,000, which was recognized as a cumulative effect of a change in an accounting principle in the three month period ended March 31, 2002. The Company continues to amortize its covenants no to compete over their respective useful lives.

Interest expense, net decreased for the three and six months ended June 30, 2002 by $460,000 or 55.0% and $875,000 or 50.2%, respectively. The decrease is attributable to decreased line of credit borrowings, decreased long-term debt due to repayments and decreased interest rates for the three and six months ended June 30, 2002. As a percentage of net sales, interest expense decreased from 1.4% and 1.7% in the three and six months ended June 30, 2001, respectively, to 0.8% and 1.1% in the three and six months ended June 30, 2002, respectively.

Income before income taxes and cumulative effect of a change in an accounting principle for the three and six months ended June 30, 2002 decreased by $2,730,000, or 38.9% and $2,609,000 or 27.2%, respectively. As a percentage of net sales, income before income taxes and cumulative effect of a change in an accounting principle decreased from 11.5% and 9.2% in the three and six months ended June 30, 2001, respectively, to 9.6% and 8.7% in the three and six months ended June 30, 2002, respectively.

Income taxes for the three and six months ended June 30, 2002 decreased by $1,498,000, or 45.4% and $1,575,000 or 35.0%, respectively. As a percentage of net sales, income taxes decreased from 5.4% and 4.3% in the three and six months ended June 30, 2001, respectively, to 4.0% and 3.7% in the three and six months ended June 30, 2002, respectively.

Income before cumulative effect of a change in an accounting principle for the three and six months ended June 30, 2002 decreased by $1,232,000, or 33.1% and $1,034,000 or 20.4%, respectively. As a percentage of net sales, income before cumulative effect of a change in an accounting principle decreased from 6.1% in the three months ended June 30, 2001 to 5.6% in the three months ended June 30, 2002. As a percentage of net sales, income before cumulative effect of a change in an accounting principle increased from 4.9% in the six months ended June 30, 2001 to 5.1% in the six months ended June 30, 2002.

INFLATION

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash from operations, bank borrowings and public offerings to meet its needs. At June 30, 2002, the Company had $787,000 in cash and cash equivalents. During the six months ended June 30, 2002, the Company generated cash from operating activities of $6,410,000.

The Company has a $66,000,000 credit facility, of which $40,000,000 represents a revolving loan commitment. The credit facility is secured by all the Company's assets, as well as the Company's stock ownership in its subsidiaries. The credit facility expires in December 2006. On June 30, 2002, $7,500,000 was outstanding under the revolving loan commitment. The credit facility contains various covenants. The Company was in compliance with such covenants as of June 30, 2002.

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

COMMITMENTS AND CONTINGENCIES

The following table represents a list of the Company's contractual obligations and commitments as of June 30, 2002:

                                                                     Payments Due by Year
                                                                    (amounts in thousands)

                                               Total       2002      2003      2004       2005      2006    Thereafter
       Long-term debt                        $  22,500   $ 3,500   $ 7,000   $  6,000   $ 4,000   $ 2,000           --
       Operating leases                         11,239       894     1,379        941       941       941   $    6,143
                                             -------------------------------------------------------------------------

       Total contractual cash obligations    $  33,739   $ 4,394   $ 8,379   $  6,941   $ 4,941   $ 2,941   $    6,143
                                             =========================================================================

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

..   Allowance for Contract Adjustments

..   Revenue Recognition on Construction Contracts

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

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company is required to adopt SFAS 145 for the year ending December 31, 2003. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of such costs covered by the standard include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier application encouraged. As the provisions of SFAS 146 are to be applied prospectively after adoption date, the Company cannot determine the potential effects that adoption of SFAS 146 will have on the Company's results of operations or financial position.

       Item 3. Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuation in interest rates on our $66 million credit facility. During the three and six months ended June 30, 2002, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 1.75%, or the Federal funds rate plus additional interest of between 0% to 0.5%. The additional interest charge is based upon certain financial ratios. We estimate that the average amount of debt outstanding under the credit facility for 2002 will be $30 million. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $300,000 for the year.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.
            None

Item 2.     Changes in Securities
            None

Item 3.     Defaults upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            An annual meeting of the stockholders of Modtech Holdings, Inc. was held on August 6, 2002 to consider and vote upon a proposal to approve the Company's 2002 Nonstatutory Stock Option Plan. There were 7,451,968 votes cast for and 2,136,311 votes cast against approval. Additionally, there were 413,616 abstentions.

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)    Exhibits

                   99.1 Certification on Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

                   99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

            (b)    Reports on Form 8-K
                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Modtech Holdings, Inc.


Date: August 14, 2002                           By: /s/ SHARI L. WALGREN
      ---------------                            -----------------------------

                                                   Shari L. Walgren
                                                   Chief Financial Officer


                                                    /s/ EVAN M. GRUBER
                                                 -----------------------------

                                                   Evan M. Gruber
                                                   Chief Executive Officer