Form 10-Q
period 2002-09-30
MODTECH HOLDINGS INC
filed 2002-11-14
CIK 1075066

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2002

Commission File Number 000 - 25161

MODTECH HOLDINGS, INC.

Delaware	33 – 0825386

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2830 Barrett Avenue, Perris, CA	92571

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number:	(909) 943-4014

          Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

As of November 12, 2002, there were 13,504,756 of the Registrant’s Common Stock outstanding.

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

                    The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations.  However, the Company believes that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full fiscal years.  The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

Item 1.   Financial Statements

MODTECH HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2001	September 30, 2002

Assets
Current assets:
Cash and cash equivalents	$130,000	$790,000
Contracts receivable, net, including costs in excess of billings of $10,110,000 and $11,698,000 in 2001 and 2002, respectively	44,305,000	50,448,000
Inventories	8,668,000	9,903,000
Due from affiliates	479,000	1,723,000
Deferred tax assets	3,575,000	3,575,000
Other current assets	1,206,000	1,842,000

Total current assets	58,363,000	68,281,000

Property and equipment, net	15,292,000	14,727,000
Other assets
Goodwill, net	109,612,000	72,384,000
Covenants not to compete, net	506,000	180,000
Debt issuance costs, net	1,414,000	1,231,000
Deferred tax assets	558,000	558,000
Other assets	651,000	898,000

	$186,396,000	$158,259,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$14,777,000	$20,188,000
Billings in excess of costs	2,221,000	4,307,000
Current revolving credit line	9,100,000	8,500,000
Current maturities of long-term debt	7,000,000	7,000,000

Total current liabilities	33,098,000	39,995,000
Long-term debt, excluding current portion	19,000,000	13,750,000

Total liabilities	52,098,000	53,745,000

Shareholders’ Equity:
Series A preferred stock, $.01 par. Authorized 5,000,000 shares; issued and outstanding 388,939 in 2001 and 2002	4,000	4,000
Common stock, $.01 par. Authorized 25,000,000 shares; issued and outstanding 13,456,365 and 13,500,490 in 2001 and 2002, respectively	135,000	135,000
Additional paid-in capital	78,590,000	78,732,000
Retained earnings	55,569,000	25,643,000

Total shareholders’ equity	134,298,000	104,514,000

	$186,396,000	$158,259,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Net sales	$63,559,000	$51,799,000	$167,323,000	$131,728,000
Cost of goods sold	51,106,000	43,922,000	137,773,000	112,139,000

Gross profit	12,453,000	7,877,000	29,550,000	19,589,000
Selling, general, and administrative expenses	1,987,000	1,702,000	5,960,000	5,331,000
Goodwill and covenant amortization	925,000	58,000	2,776,000	326,000

Income from operations	9,541,000	6,117,000	20,814,000	13,932,000

Other income (expense):
Interest expense, net	(671,000)	(397,000)	(2,414,000)	(1,264,000)
Other, net	45,000	6,000	92,000	26,000

	(626,000)	(391,000)	(2,322,000)	(1,238,000)

Income before income taxes and cumulative effect of a change in an accounting principle	8,915,000	5,726,000	18,492,000	12,694,000
Income taxes	(4,190,000)	(2,405,000)	(8,691,000)	(5,332,000)

Income before cumulative effect of a change in an accounting principle	4,725,000	3,321,000	9,801,000	7,362,000
Cumulative effect of a change in an accounting principle	—	—	—	(37,288,000)

Net income (loss)	$4,725,000	$3,321,000	$9,801,000	$(29,926,000)

Series A Preferred stock dividend	39,000	39,000	117,000	117,000

Net income (loss) available to common stockholders	$4,686,000	$3,282,000	$9,684,000	$(30,043,000)

Basic earnings per common share before cumulative effect of a change in an accounting principle	$0.35	$0.24	$0.72	$0.54

Cumulative effect of a change in an accounting principle per common share - basic	—	—	—	(2.77)

Basic earnings (loss) per common share	$0.35	$0.24	$0.72	$(2.23)

Basic weighted-average shares outstanding	13,452,000	13,486,000	13,397,000	13,471,000

Diluted earnings per common share before cumulative effect of a change in an accounting principle	$0.33	$0.22	$0.69	$0.50

Cumulative effect of a change in an accounting principle per common share - diluted	—	—	—	(2.52)

Diluted earnings (loss) per common share	$0.33	$0.22	$0.69	$(2.02)

Diluted weighted-average shares outstanding	14,465,000	14,726,000	14,405,000	14,754,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,

	2001	2002

Cash flows from operating activities:
Net income (loss)	$9,801,000	$(29,926,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in an accounting principle	—	37,288,000
Depreciation and amortization	4,679,000	1,966,000
Loss (gain) on sale of equipment	(48,000)	3,000
(Increase) decrease in assets, net of effects from acquisitions:
Contracts receivable	(12,600,000)	(6,143,000)
Inventories	561,000	(1,235,000)
Due from affiliates	(510,000)	(1,244,000)
Other current and noncurrent assets	(645,000)	(883,000)
Increase (decrease) in liabilities, net of effects from acquisitions:
Accounts payable and accrued liabilities	3,233,000	5,411,000
Billings in excess of costs	915,000	2,086,000

Net cash provided by operating activities	5,386,000	7,323,000

Cash flows from investing activities:
Proceeds from sale of equipment	97,000	3,000
Purchase of property and equipment	(711,000)	(871,000)
Purchase of covenants not to compete	(25,000)	—
Acquisition of subsidiaries, net of cash acquired	(3,406,000)	(60,000)

Net cash used in investing activities	(4,045,000)	(928,000)

Cash flows from financing activities:
Net principal borrowings (payments) under revolving credit line	6,500,000	(600,000)
Principal payments on long-term debt	(6,300,000)	(5,250,000)
Payment of debt issuance costs	(182,000)	(27,000)
Proceeds from exercise of stock options	325,000	142,000

Net cash provided by (used in) financing activities	343,000	(5,735,000)

Net increase in cash and cash equivalents	1,684,000	660,000
Cash and cash equivalents at beginning of period	416,000	130,000

Cash and cash equivalents at end of period	$2,100,000	$790,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Notes To Condensed Consolidated Financial Statements

September 30, 2002

1)	Basis of Presentation

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

The results of operations for the three and nine months ended September 30, 2001 and 2002 are not necessarily indicative of the results to be expected for the full fiscal years.

2)	Inventories

Inventories consist of the following:

	2001	2002

Raw materials	$7,692,000	$8,075,000
Work in process	968,000	1,828,000
Finished goods	8,000	—

	$8,668,000	$9,903,000

3)	Earnings (Loss) Per Share

The following table illustrates the calculation of basic and diluted earnings (loss) per common share under the provisions of SFAS No. 128:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Basic
Income before cumulative effect of a change in an accounting principle	$4,725,000	$3,321,000	$9,801,000	$7,362,000
Cumulative effect of a change in an accounting principle	—	—	—	(37,288,000)

Net income (loss)	4,725,000	3,321,000	9,801,000	(29,926,000)
Dividends on preferred stock	(39,000)	(39,000)	(117,000)	(117,000)

Net income (loss) available to common stockholders	$4,686,000	$3,282,000	$9,684,000	$(30,043,000)

Basic weighted-average common shares outstanding	13,452,000	13,486,000	13,397,000	13,471,000

Basic earnings per common share before cumulative effect of a change in an accounting principle	$0.35	$0.24	$0.72	$0.54

Cumulative effect of a change in an accounting principle per common share - basic	—	—	—	(2.77)

Basic earnings (loss) per common share	$0.35	$0.24	$0.72	$(2.23)

Diluted
Net income (loss)	$4,725,000	$3,321,000	$9,801,000	$(29,926,000)

Weighted-average common shares outstanding	13,452,000	13,486,000	13,397,000	13,471,000
Add:
Conversion of preferred stock	389,000	389,000	389,000	389,000
Exercise of stock options	624,000	851,000	619,000	894,000

Diluted weighted-average shares outstanding	14,465,000	14,726,000	14,405,000	14,754,000

Diluted earnings per common share before cumulative effect of a change in an accounting principle	$0.33	$0.22	$0.69	$0.50

Cumulative effect of a change in an accounting principle per common share - diluted	—	—	—	(2.52)

Diluted earnings (loss) per common share	$0.33	$0.22	$0.69	$(2.02)

Options to purchase 602,000 and 608,000 shares of common stock were outstanding during the three and nine months ended September 30, 2001, respectively, and options to purchase 198,000 shares of common stock were outstanding during the three and nine months ended September 30, 2002, but were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

4)	Debt

The credit facility contains various covenants. The Company was in compliance with such covenants as of September 30, 2002.

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

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, January 1, 2002.  To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.  The Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit.  To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication existed that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test.  In the second step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption.  The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141.  The residual fair value after this allocation was the implied fair value of the reporting unit goodwill.  Any transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the Company’s 2002 consolidated statement of operations for the three months ended March 31, 2002.

In accordance with SFAS No. 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available.  The Company used quoted market prices to perform the assessment of whether there was an indication that goodwill may be impaired.  As a result of this assessment, there was an indication that goodwill was impaired.  As required by SFAS No. 142, the Company performed a fair market valuation analysis, using market multiples, and other factors, on its business that had previously recorded goodwill.  As a result of this analysis, the Company recorded a one time charge of $37,288,000 during the three months ended March 31, 2002.  The impairment loss was recognized as the cumulative effect of a change in accounting principle in the Company’s 2002 condensed consolidated statement of operations for the nine months ended September 30, 2002.

The Company recorded goodwill amortization expense in the amount of $2,916,000 and $2,945,000 for the years ended December 31, 2000 and 2001, respectively and $729,000 and $2,187,000 for the three and nine months ended September 30, 2001, respectively.  No goodwill amortization was recorded for the three and nine months ended September 30, 2002.

The changes in the carrying amount of goodwill are as follows:

Balance as of January 1, 2002	$109,612,000
Goodwill acquired during the period	60,000
Impairment loss	(37,288,000)

Balance as of September 30, 2002	$72,384,000

The following table reconciles previously reported net income (loss) as if the provisions of SFAS No. 142 were in effect in 2001:

	Three months ended September 30,		Nine months ended September 30,

	2001	2002	2001	2002

Reported net income (loss)	$4,725,000	$3,321,000	$9,801,000	$(29,926,000)
Add back: Goodwill amortization, net of taxes	869,000	—	2,194,000	—
Add back: Cumulative effect of a change in an accounting principle	—	—	—	37,288,000

Adjusted net income	$5,594,000	$3,321,000	$11,995,000	$7,362,000

Reported basic earnings (loss) per common share	$0.35	$0.24	$0.72	$(2.23)
Add back: Goodwill amortization, net of taxes	0.06	—	0.16	—
Add back: Cumulative effect of a change in an accounting principle	—	—	—	2.77

Adjusted basic earnings per common share	$0.41	$0.24	$0.88	$0.54

Reported diluted earnings (loss) per common share	$0.33	$0.22	$0.69	$(2.02)
Add back: Goodwill amortization, net of taxes	0.06	—	0.14	—
Add back: Cumulative effect of a change in an accounting principle	—	—	—	2.52

Adjusted diluted earnings per common share	$0.39	$0.22	$0.83	$0.50

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains statements which, to the extent that they are not recitations of historical fact, such as our belief that we have sufficient liquidity to meet our near-term operating needs and that adoption of Statement of Financial Accounting Standards No. 145 is not expected to have a material effect on our results of operations or financial position constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are intended to be subject to the safe harbor protection within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this quarterly report, including the Notes to the Condensed Consolidated Financial Statements and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, there is no assurance that our expectations will be attained.

Results of Operations

          The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percent of net sales.

	Percent of Net Sales		Percent of Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	19.6	15.2	17.7	14.9
Selling, general and administrative expenses	3.1	3.3	3.6	4.0
Goodwill and covenant amortization	1.5	0.1	1.7	0.2
Income from operations	15.0	11.8	12.4	10.6
Interest expense, net	(1.1)	(0.8)	(1.4)	(1.0)
Income before income taxes and cumulative effect of a change in an accounting principle	14.0	11.1	11.1	9.6
Income taxes	6.6	4.6	5.2	4.0
Income before cumulative effect of a change in an accounting principle	7.4	6.4	5.9	5.6

Net sales for the three and nine months ended September 30, 2002, decreased by $11,760,000 or 18.5% and $35,595,000 or 21.3%, respectively. The decline in net sales was attributable to lower sales of commercial and industrial buildings, reflecting the general business decline in the non-residential building sector and the overall economy.

Gross profit as a percentage of net sales for the three and nine months ended September 30, 2002 decreased to 15.2% and 14.9%, respectively, from 19.6% and 17.7%, for the same periods in 2001. The percentage decrease in gross profit was due principally to a decrease in production.  The Company was unable to recover a portion of its fixed production facility costs through billings to customers.

Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2002 by $285,000 or 14.3% and $629,000 or 10.6%, respectively, when compared to the same periods in 2001.  As a percentage of net sales, selling, general, and administrative expenses for the three and nine months ended September 30, 2002 are 3.3% and 4.0%, respectively.  The percentages were 3.1% and 3.6%, for the same periods in 2001.  The percentage increase in selling, general and administrative expenses was due principally to a decrease in net sales.  The Company was unable to recover a portion of its fixed selling, general and administrative costs through billings to customers.

Goodwill was recorded for acquisitions in 1999 and 2001 and was amortized from the respective dates of acquisition through December 31, 2001.  SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  Accordingly, no goodwill amortization was recorded for the three and nine months ended September 30, 2002.  In accordance with SFAS No. 142, the Company took a one-time impairment charge to goodwill of $37,288,000, which was recognized as a cumulative effect of a change in an accounting principle in the three month period ended March 31, 2002.  The Company continues to amortize its covenants not to compete over their respective useful lives.

Net interest expense decreased for the three and nine months ended September 30, 2002 by $274,000 or 40.8% and $1,150,000 or 47.6%, respectively, when compared to the same periods in 2001.  The decrease is attributable to decreased line of credit borrowings, decreased long-term debt due to repayments and decreased interest rates for the three and nine months ended September 30, 2002.  As a percentage of net sales, interest expense decreased from 1.1% and 1.4% in the three and nine months ended September 30, 2001, respectively, to 0.8% and 1.0% in the three and nine months ended September 30, 2002, respectively.

Income before income taxes and the cumulative effect of a change in an accounting principle for the three and nine months ended September 30, 2002 decreased by $3,189,000, or 35.8% and $5,798,000 or 31.4%, respectively, when compared to the same periods in 2001.  As a percentage of net sales, income before income taxes and the cumulative effect of a change in an accounting principle decreased from 14.0% and 11.1% in the three and nine months ended September 30, 2001, respectively, to 11.1% and 9.6% in the three and nine months ended September 30, 2002, respectively.

Income taxes for the three and nine months ended September 30, 2002 decreased by $1,785,000, or 42.6% and $3,359,000 or 38.6%, respectively, when compared to the same periods in 2001.  As a percentage of net sales, income taxes decreased from 6.6% and 5.2% in the three and nine months ended September 30, 2001, respectively, to 4.6% and 4.0% in the three and nine months ended September 30, 2002, respectively.  The decrease in income taxes is attributed to the decrease in income before income taxes and cumulative effect of a change in an accounting principle, which is primarily the result of the decrease in net sales.

Income before the cumulative effect of a change in an accounting principle for the three and nine months ended September 30, 2002 decreased by $1,404,000, or 29.7% and $2,439,000 or 24.9%, respectively, when compared to the same periods in 2001.  As a percentage of net sales, income before the cumulative effect of a change in an accounting principle decreased from 7.4% and 5.9% in the three and nine months ended September 30, 2001, respectively, to 6.4% and 5.6% in the three and nine months ended September 30, 2002, respectively.

Inflation

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

Liquidity and Capital Resources

The Company has generated cash from operations and bank borrowings to meet its needs. At September 30, 2002, the Company had $790,000 in cash and cash equivalents.  During the nine months ended September 30, 2002, the Company generated cash from operating activities of $7,323,000.

The Company has a $66,000,000 credit facility, of which $40,000,000 represents a revolving loan commitment.  The credit facility is secured by all the Company’s assets.  The credit facility expires in December 2006.  On September 30, 2002, $8,500,000 was outstanding under the revolving loan commitment.  The credit facility contains various covenants.  The Company was in compliance with such covenants as of September 30, 2002.

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

Commitments and Contingencies

The following table represents a list of the Company’s contractual obligations and commitments as of September 30, 2002:

	Payments Due by Year

	(amounts in thousands)
	Total	3 Months Ending December 31, 2002	2003	2004	2005	2006	Thereafter

Long-term debt	$20,750	$1,750	$7,000	$6,000	$4,000	$2,000	—
Operating leases	10,792	447	1,379	941	941	941	$6,143

Total contractual cash obligations	$31,542	$2,197	$8,379	$6,941	$4,941	$2,941	$6,143

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

In April 2002, the FASB issued SFAS No.  145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 “Reporting Results of Operations”. This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company is required to adopt SFAS 145 for the year ending December 31, 2003. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).  SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of such costs covered by the standard include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities.  SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier application encouraged.  As the provisions of SFAS 146 are to be applied prospectively after adoption date, the Company cannot determine the potential effects that adoption of SFAS 146 will have on the Company’s results of operations or financial position.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuation in interest rates on our $66 million credit facility.  During the three and nine months ended September 30, 2002, we did not use interest rate swaps or other types of derivative financial instruments.  The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 1.75%, or the Federal funds rate plus additional interest of between 0% to 0.5%.  The additional interest charge is based upon certain financial ratios.  We estimate that the average amount of debt outstanding under the credit facility for 2002 will be $30 million.  Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $300,000 for the year.

Item 4.  Controls And Procedures

As of a date within 90 days of the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our SEC filings.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out our evaluation.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 2.	Changes in Securities
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODTECH HOLDINGS, INC.

Date:	November 14, 2002	by:	/s/ SHARI L. WALGREN

Shari L. Walgren Chief Financial Officer

		by:	/s/ EVAN M. GRUBER

Evan M. Gruber Chief Executive Officer

CERTIFICATIONS PURSUANT TO
RULE 13a-14 UNDER THE

SECURITIES EXCHANGE ACT OF 1934

I, Evan M. Gruber, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Modtech Holdings, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EVAN M. GRUBER

Chief Executive Officer November 14, 2002

I, Shari L. Walgren, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Modtech Holdings, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SHARI L. WALGREN

Chief Financial Officer November 14, 2002