Form 10-K
period 2002-12-31
MODTECH HOLDINGS INC
filed 2003-03-31
CIK 1075066

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
    For the fiscal year ended December 31, 2002

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from  N/A  to  N/A
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

       Registrant's telephone number, including area code: (909) 943-4014
                                ----------------
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X   No
             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         Yes  X    No
             ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was $92,432,733. As of March 28, 2003, shares entitled to cast an aggregate of 13,554,756 votes were outstanding, including 13,554,756 shares of registrant's Common Stock.

Certain portions of the registrant's definitive proxy statement for fiscal year ended December 31, 2002 to be filed not later than 120 days after the end of the fiscal year covered hereby are incorporated by reference in Part III of this Form 10-K report.

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

In order to support enrollment growth and rectify the nations overcrowded classrooms, there are several national and state programs focused on funding public school construction. In California, Assembly Bill #16 (AB16) was created to provide approximately $25 billion in proposed spending on new classroom and school construction. AB16 was signed by Governor Gray Davis in April 2002 and placed a $13 billion bond measure on the November 2002 ballot for voters to approve, with an additional $12.3 billion allocated for the March 2004 ballot. In November 2002, California voters overwhelmingly approved the $13 billion school construction bond. At the national level, America's Better Classroom Act was created to provide $25 billion in interest free bonds available to state and local schools to modernize outdated buildings, repair safety problems, build new schools and connect classrooms to technology. In addition, the U.S. Department of Education enacted the Class-Size Reduction Program (CSRP) as part of the 1999 Department of Education Appropriations Act. This act will dispense $12 billion over seven years to help local communities hire 100,000 qualified teachers. CSRP will also reduce class size in grades 1-3 to a national average of 18 students per class. Congress approved $1.6 billion in CSRP appropriations for the 2001-2002 school year.

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

The purchase price for the SPI Merger, including acquisition costs, was approximately $89 million. The SPI Merger has been accounted for as a purchase and, accordingly, the results of operations of SPI are included in the Company's consolidated statements of operations from the date of acquisition. The excess of fair value of net assets acquired was approximately $115.2 million, and before January 1, 2002 was being amortized on a straight-line basis over 40 years through December 31, 2001. See "New Accounting Pronouncements."

Coastal Acquisition. On March 22, 1999, Holdings purchased 100% of the stock of Coastal Modular Buildings, Inc. (Coastal). Coastal designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. The acquisition of Coastal has been accounted for as a purchase and, accordingly, the results of operations of Coastal are included in the Company's consolidated statements of operations from the date of acquisition.

IMS Acquisition. On March 8, 2001, the Company purchased 100% of the stock of Innovative Modular Structures, Inc. (IMS). IMS designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. IMS is based in St. Petersburg, Florida. The acquisition of IMS has been accounted for as a purchase and, accordingly, the results of operations of IMS are included in the Company's consolidated statements of operations from the date of acquisition.

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

The Company's commercial and light industrial building revenues in the nonresidential modular market have resulted from the wide-spread acceptance of modular structures as an alternative to traditional site construction and the increasing number of applications for modular buildings across a broad spectrum of industries. Because modular buildings are constructed in a factory using an assembly line process, construction is typically not subject to the delays caused by weather and site conditions. Modular buildings can, therefore, generally be built faster than conventional buildings, at a lower cost and with more consistent quality. Modular buildings can generally be relocated more easily to meet the changing needs of end users and be quickly joined to other modular buildings to meet increased space requirements.

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

CALIFORNIA CLASSROOM CUSTOMERS

The Company markets and sells its modular classrooms primarily to California school districts. The Company also sells its classrooms to the State of California and leasing companies, both of which lease the classrooms principally to California school districts. Sales of classrooms to California school districts, the State of California and leasing companies accounted for 49.9%, 49.0% and 58.1% of the Company's total net sales for the years ended December 31, 2000, 2001 and 2002. The Company's customers typically pay cash from general operating funds or the proceeds of local bond issues, or lease classrooms through banks, leasing companies and other private funding sources. See " Business -- Legislation and Funding."

Sales of classrooms to individual California school districts accounted for approximately 36.7%, 36.9% and 47.2%, respectively, of the Company's net sales during the years ended December 31, 2000, 2001 and 2002, respectively, with sales of classrooms to third party lessors to California school districts during these periods accounting for approximately 5.6%, 5.7% and 4.5%, respectively, of the Company's net sales. The mix of school districts to which the Company sells its products varies somewhat from year to year. Sales of classrooms directly to the State of California during 2002 represented approximately 6.4% of the Company's net sales, compared to approximately 5.7% and 5.6%, respectively, of the Company's 2001 and 2000 net sales, respectively. Sales of classrooms to private schools, day care providers and out-of-state customers accounted for less than one percent of the Company's net sales during the years ended December 31, 2000, 2001 and 2002. One of the lessors to which the Company sells classrooms for lease to California school districts is affiliated with the Company through ownership by one of the Company's officers. During the years ended December 31, 2000, 2001 and 2002, sales of classrooms to this affiliated leasing company comprised approximately 1.8%, 0.8% and 3.4%, respectively, of the Company's net sales.

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

SALES AND MARKETING

California Classroom Sales Force

At December 31, 2002 the Company's classroom sales force was divided into three marketing regions: Northern, Central and Southern California. At December 31, 2002 the Company employed four classroom salespersons. These salespersons maintain contact with the individual school districts in their respective marketing regions on a annual basis. They are also in contact with architects and construction management firms employed by the school districts, as well as school officials who may be in a position to influence purchasing decisions.

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

MANUFACTURING AND ON-SITE INSTALLATION

The Company uses an assembly-line approach in the manufacture of its classrooms. The process begins with the fabrication of the steel floor joists. The floor joists are welded to a perimeter steel frame to form the floor sub-assembly, which is typically covered by plywood flooring. Concurrent with the floor assembly the roof structure is welded in a similar fashion with joists and a perimeter frame. The completed roof is then welded to the completed floor utilizing four tube steel corner posts creating a moment connection. The unit progresses down the production line with value added at each work station with the installation of walls, insulation, suspended grid ceilings, electrical systems, heating and air conditioning, windows, doors, plumbing and chalkboards follow, with painting and finishing crews completing the process. Once construction of a classroom commences, the building can be completed in as little as three days. The construction of custom units on-site, from pre-manufactured components, is similar to factory-built units in its progressively-staged assembly process but may involve more extensive structural connections and finish work depending upon the size and type of building, and typically takes 30 to 60 days to complete.

The Company is vertically-integrated in the manufacture of its modular classrooms, in that the Company fabricates substantially all of its own metal components at its facilities in Perris and Lathrop, California, including structural floor and roof joists, exterior roof panels, gutters, foundation vents, ramps, stairs and railings. The Company believes that the ability to fabricate its own metal components helps it reduce the costs of its products and control their quality and delivery schedules. The Company maintains a quality control system throughout the manufacturing process, under the supervision of its own quality control personnel and independent third party inspectors engaged by its customers. In addition, the Company tracks the status of all classrooms from sale through installation and completion.

Completed classroom units, or components used in customized units, are loaded onto specially designed flatbed trailers for towing by trucks to the school site. Upon arrival at the site, the units are structurally connected, or components are assembled, and the classroom is installed on its foundation. Connection with utilities is completed in the same manner as in conventional on-site construction. Installation of the modular classrooms may be on a separate foundation, or several units may be incorporated on a common foundation, so that upon installation they appear to be an integral part of an existing school facility or function as a larger building, such as a multi-purpose room or cafeteria.

The Company oversees installation of its modular classrooms on-site, using its own employees for project supervision as the general contractor and, whenever possible, for utility hook-ups and other tasks. In many projects, the Company performs or supervises subcontracted electrical, plumbing, grading, paving, concrete work, and other site preparation work and services. The Company has general contractor's licenses in the State of California and the State of Florida.

In addition to approvals by the Department of State Architects, licensed inspectors representing school district customers are present at each California manufacturing facility of the Company to continuously inspect the construction of classrooms for compliance to the approved plans. On-site inspections after installation are also made by independent third party inspectors for purposes of determining compliance with the approved plans and all applicable codes.

A continuous flow assembly line process also produces the Company's commercial and light industrial modular buildings. Multiple structures are assembled simultaneously at various stations along the assembly line. Depending upon the complexity of the design for a particular modular building, the average construction time from receipt of the order to shipment ranges from 30 to 45 days. Once construction of a typical modular building commences, the building can be completed in as few as seven to ten days.

At December 31, 2002 the Company had eight manufacturing facilities. Two are located in Southern California, in Perris, California, which is approximately 60 miles east of Los Angeles. The Company has another facility in Lathrop, California. Lathrop is located approximately 75 miles east of San Francisco. The fourth manufacturing facility is located in Phoenix, Arizona and the fifth manufacturing facility is located in Glendale, Arizona. Both Arizona locations are in the Phoenix metropolitan area. The Company has another facility in Glen Rose, Texas. Glen Rose is located approximately 75 miles southwest of Dallas. The seventh and eighth manufacturing facilities are located in St. Petersburg, Florida, which is located in the Tampa bay area. In January 2003, the Company purchased its ninth manufacturing facility which is located in Plant City, Florida, northeast of Tampa.

The standard contractual warranty for the Company's modular buildings is one year, although it may be varied by contract specifications. Purchased equipment installed by the Company, such as air conditioning units, carry the manufacturers' standard warranty. Warranty costs have not been material in the past.

The Company believes that there are multiple sources of supplies available for all raw materials and equipment used in manufacturing its modular buildings, most of which are standard construction items such as steel, plywood and dimensional lumber.

BACKLOG

The Company manufactures classrooms and other buildings to fill existing orders only, and not for inventory. As of December 31, 2002, the backlog of sales orders was approximately $85 million, up from approximately $80 million at December 31, 2001 and 2000. Only orders, which are scheduled for completion during the following 18-month period, are included in the Company's backlog. The rate of booking new contracts can vary from month to month, and customer changes in delivery schedules can occur. For these reasons, among others, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

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

PERFORMANCE BONDS

A substantial portion of the Company's sales require that the Company provide bonds to ensure that the contracts will be performed and completed in accordance with contract terms and conditions, and to assure that subcontractors and materialmen will be paid. In determining whether to issue a performance bond on behalf of the Company, bonding companies consider a variety of factors concerning the specific project to be bonded, as well as the Company's levels of working capital, shareholders' equity and outstanding indebtedness. From time to time the Company has had, and in the future may again encounter, difficulty in obtaining bonding for a given project. Although it has had no difficulty in obtaining the necessary bonding in the last twelve months, the Company believes that its difficulty in obtaining bonding for certain large projects from time to time in the past has been attributable to the Company's levels of working capital, shareholders' equity and indebtedness, and not concerns about the Company's ability to perform the work required under the contract. To assist the Company in obtaining performance bonds in certain instances, the Company's executive officers have been required to indemnify the bonding companies against all losses they might suffer as a result of providing performance bonds for the Company.

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

Senate Bill 50, which was passed in November 1998 by the California Legislature, revised the School Building Lease - Purchase Law of 1976 by eliminating the requirement that at least 30% of all new classroom space being added using California state funds must be relocatable classrooms. In general, it replaced this provision with a requirement that, in order for school districts to increase the amount of funds to be received from developers in excess of the current statutory level, the school districts must show that 20% of all classroom space in the district, not just new space added, consists of relocatable classrooms. The bill also placed a $9.2 billion bond issue on the November 1998 ballot, which was approved by the voters. The bill allocated from the bond issue $2.9 billion for growth and new construction, and $2.2 billion for modernization and reconstruction through the year 2001. In addition, it allocated $700 million for class-size reductions to fully implement the program from kindergarten through third grade. The costs to implement the foregoing include land acquisition costs, hiring of new teachers, remodeling of existing structures and construction of new permanent and relocatable structures. The bill does not designate the specific usage of funds, and the actual amount spent on relocatable classrooms will vary among school districts. Implementation of Senate Bill 50 began the third week of January 1999. The implementation of Senate Bill 50 did not significantly change the Company's operating results.

California, Assembly Bill #16 (AB16) was created to provide approximately $25 billion in proposed spending on new classroom and school construction. AB16 was signed by Governor Gray Davis in April 2002 and placed a $13 billion bond measure on the November 2002 ballot for voters to approve, with an additional $12.3 billion allocated for the March 2004 ballot. In November 2002, California voters overwhelmingly approved the $13 billion school construction bond.

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

BUDGET ALLOCATIONS. Proposition 98, which was approved in 1988, requires the State of California to allocate annually from the State's budget, for the support of school districts and community college districts, a minimum amount equal to the same percentage of funds as was appropriated for the support of those institutions in fiscal year 1986-87. While this requirement may be suspended for a given year by emergency legislation, it has the effect of limiting the ability of the California legislature to reduce the level of school funding from that in existence in 1986-87. The State raises the necessary funds through proceeds from the sale of statewide bond issues, income tax revenues and other revenues. A 1998 reduction in California's corporate tax rates, and a proposed reduction in personal income tax rates, may affect future levels of the State's income tax revenues. Currently, California has incurred a budget deficit estimated to be as much as $35 billion. This may drastically effect allocations to support the California school districts and community college districts.

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

EMPLOYEES

At December 31, 2002, the Company had 1,273 employees. The Company's employees are not represented by a labor union, and it has experienced no work stoppages. The Company believes that its employee relations are good.

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

The fourth plant consists of approximately 50,000 square feet of covered production space under roof, on a 10-acre site in Phoenix, Arizona, pursuant to a lease expiring in 2007. The fifth plant consists of approximately 30,000 square feet of covered production space under roof on a 4-acre site in Glendale, Arizona, pursuant to a lease expiring in 2003. The sixth plant consists of approximately 80,000 square feet of manufacturing area on a 20-acre site in Glen Rose, Texas, outside the Dallas-Fort Worth metropolitan area. The Texas lease expires in 2008. The seventh plant consists of approximately 119,000 square feet of manufacturing area on a 10-acre site in St. Petersburg, Florida that is leased through 2003. The eighth plant consists of approximately 70,000 square feet of manufacturing area on a 10-acre site in St. Petersburg, Florida that is owned by the Company.

The Company purchased its ninth facility in January 2003 for approximately $2.5 million. This facility, including office space, consists of 106,000 square feet on a 17-acre site in Plant City, Florida, northeast of Tampa.

The Company believes that its facilities are well maintained and in good operating condition, and meet the requirements for its immediately foreseeable business needs. The Company also believes it will be able to renew or renegotiate the leases expiring in 2003 or acquire additional properties to meet production needs on terms that are acceptable to the Company. Two of the Company's facilities at December 31, 2002 are leased from an affiliate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was traded on the NASDAQ National Market System under the symbol "MODT" at December 31, 2002. The range of high and low sales prices for the common stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below, are as follows:

                    Quarter Ended              High               Low
                    -------------              ----               ---

                       3/31/01                10.500             6.063
                       6/30/01                12.500             6.760
                       9/30/01                10.250             7.000
                      12/31/01                 9.800             6.800

                       3/31/02                11.490             8.200
                       6/30/02                12.896             9.950
                       9/30/02                12.880             9.600
                      12/31/02                11.739             8.800


On December 31, 2002, the closing sales price on The NASDAQ National Market for a share of the Company's Common Stock was $9.70. The approximate number of holders of record of the Company's Common Stock as of December 31, 2002, was 47.

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

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected statement of operations and balance sheet data set forth below should be read in conjunction with those consolidated financial statements (including the notes thereto) and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" also included elsewhere herein.

                                                                                         Year Ended December 31,
                                                                   -------------------------------------------------------------
                                                                       1998        1999         2000       2001         2002
                                                                   -----------  ----------- ----------- -----------  -----------
Statement of Operations Data:
Net sales ........................................................   $127,620     $167,228     $234,734    $201,116     $167,973
Cost of goods sold ...............................................     97,765      138,668      198,501     165,068      144,782
                                                                   -----------  ----------- ----------- -----------  -----------
Gross profit .....................................................     29,855       28,560       36,233      36,048       23,191
Selling, general and administrative expenses .....................      4,731        6,834        8,011       8,093        7,488
Goodwill and covenant amortization ...............................          8        3,213        3,702       3,751          369
Income from operations ...........................................     25,116       18,513       24,520      24,204       15,334
Interest income (expense), net ...................................      1,097       (3,083)      (4,928)     (3,067)      (1,628)
Other income .....................................................         25           85           61          91           40
                                                                   -----------  ----------- ----------- -----------  -----------
Income before income taxes and cumulative effect of a
  change in an accounting principle ..............................     26,238       15,515       19,653      21,228       13,746
Income taxes .....................................................     (9,708)      (7,128)      (9,237)     (9,606)      (5,773)
                                                                   -----------  ----------- ----------- -----------  -----------
Income before cumulative effect of a change in an accounting
  principle ......................................................     16,530        8,387       10,416      11,622        7,973
                                                                   -----------  ----------- ----------- -----------  -----------
Cumulative effect of a change in an accounting principle .........         --           --           --          --      (37,288)
                                                                   -----------  ----------- ----------- -----------  -----------
Net income (loss) ................................................     16,530        8,387       10,416      11,622      (29,316)
                                                                   -----------  ----------- ----------- -----------  -----------
Net income (loss) available for common stockholders (1) ..........   $ 16,530     $  8,251     $ 10,260    $ 11,466     $(29,471)
                                                                   -----------  ----------- ----------- -----------  -----------
Basic earnings per common share before cumulative effect of
  a change in an accounting principle ............................   $   1.68     $   0.64     $   0.78    $   0.85     $   0.58
Cumulative effect of a change in an accounting principle per
  common share - basic ...........................................         --           --           --          --     $  (2.77)
                                                                   -----------  ----------- ----------- -----------  -----------
Basic earnings (loss) per common share ...........................   $   1.68     $   0.64     $   0.78    $   0.85     $  (2.19)
Basic weighted-average shares outstanding (in thousands) .........      9,857       12,986       13,238      13,411       13,479
Diluted earnings per common share before cumulative effect of a
  change in an accounting principle ..............................   $   1.50     $   0.59     $   0.72    $   0.82     $   0.54
Cumulative effect of a change in an accounting principle per
  common share - diluted .........................................         --           --           --          --     $  (2.53)
                                                                   -----------  ----------- ----------- -----------  -----------
Diluted earnings (loss) per common share .........................   $   1.50     $   0.59     $   0.72    $   0.82     $  (1.99)
Diluted weighted-average shares outstanding
  (in thousands) .................................................     10,988       14,204       14,357      14,422       14,723


                                                                                          As of December 31,
                                                                   -------------------------------------------------------------
                                                                      1998         1999         2000       2001        2002
                                                                   -----------  ----------- ----------- -----------  -----------
Balance Sheet Data:
Working capital ..................................................   $ 52,129     $ 11,231     $ 17,153    $ 25,265     $ 28,001
Total assets .....................................................     82,873      168,723      187,702     186,396      154,542
Total liabilities ................................................     17,777       58,050       65,610      52,099       49,277
Long-term debt, excluding current portion ........................         --       32,000       23,600      19,000       12,000
Shareholders' equity .............................................     65,097      110,672      122,092     134,297      105,265


                                                                                      Year Ended December 31,
                                                                   -------------------------------------------------------------
                                                                      1998         1999         2000       2001        2002
                                                                   -----------  ----------- ----------- -----------  -----------
Selected Operating Data:
Gross margin .....................................................       23.4%        17.1%        15.4%       17.9%        13.8%
Operating margin .................................................       19.7%        11.1%        10.4%       12.0%         9.1%
Backlog at period end(2) .........................................   $ 25,000     $ 60,000     $ 80,000    $ 80,000     $ 85,000

------------
(1) After deduction of preferred stock dividends of $156,000 for each of the years ended December 31, 2000, 2001 and 2002, respectively.
(2) The Company manufactures classrooms and other buildings to fill existing orders only, and not for inventory. Backlog consists of sales orders scheduled for completion during the next 18 months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

This annual report contains statements which, to the extent that they are not recitations of historical fact, such as our belief that we have sufficient liquidity to meet our near-term operating needs and that adoption of Statement of Financial Accounting Standards No. 145 is not expected to have a material effect on our results of operations or financial position constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate," "project," "intend," "expect," "plan," "outlook," "forecast" "may," "will," "should," "continue," "predict" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are intended to be subject to the safe harbor protection within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this annual report, including the Notes to the Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, there is no assurance that our expectations will be attained.

On March 8, 2001, the Company completed the IMS acquisition. The IMS acquisition was accounted for as a purchase, and accordingly, the results of operations of IMS are included in the Company's consolidated statements of operations from the date of acquisition. Due to the integration of the acquired operation with the Company, results of operations for prior periods are not necessarily comparable to or indicative of results of operation for current or future periods.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's statements of operations.

                             PERCENTAGE OF NET SALES

                                                            Years Ended December 31,
                                                       --------------------------------
                                                          2000        2001        2002
                                                       ----------  ----------  --------
          Net sales ..................................    100.0%      100.0%      100.0%
          Cost of sales ..............................     84.6        82.1        86.2
                                                       --------    --------    --------
          Gross profit ...............................     15.4        17.9        13.8
          Selling, general and administrative
            expenses .................................      3.4         4.0         4.5
          Goodwill and covenant amortization .........      1.6         1.9         0.2
                                                       --------    --------    --------
          Income from operations .....................     10.4        12.0         9.1
          Interest expense, net ......................     (2.1)       (1.5)       (0.9)
          Other income ...............................       --          --          --
                                                       --------    --------    --------
          Income before income taxes and cumulative
            effect of a change in an accounting
            principle ................................      8.4        10.5         8.2
          Income taxes ...............................      3.9         4.7         3.4
                                                       --------    --------    --------
          Income before cumulative effect of a
            change in an accounting principle ........      4.4%        5.8%        4.8%
                                                       --------    --------    --------

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net sales for the year ended December 31, 2002 decreased to $168.0 million, a decrease of $33.1 million, or approximately 16.5%, from $201.1 million in 2001. The decrease in 2002 is attributable to lower sales of commercial and industrial buildings, reflecting the general business decline in the non-residential building sector and the overall economy.

For the year ended December 31, 2002, gross profit was $23.2 million, a decrease of $12.9 million, or approximately 35.7%, from 2001 gross profit of $36.0 million. Gross profit as a percentage of net sales decreased to 13.8% in 2002 from 17.9% in 2001. The percentage decrease in gross profit was due principally to a decrease in production. The Company was unable to recover a portion of its fixed production facility costs through billings to customers.

In 2002, selling, general and administrative expenses decreased to $7.5 million from $8.1 million in 2001. As a percentage of net sales, selling, general and administrative expenses increased to 4.5% in 2002 from 4.0% in 2001. The percentage increase in selling, general and administrative expenses was due principally to a decrease in net sales. The Company was unable to recover a portion of its fixed selling, general and administrative costs through billings to customers.

Goodwill was recorded for acquisitions in 1999 and 2001 and was amortized from the respective dates of acquisition through December 31, 2001. SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Accordingly, no goodwill amortization was recorded for the year ended December 31, 2002. In accordance with SFAS No. 142, the Company took a one-time impairment charge to goodwill of $37,288,488, which was recognized as a cumulative effect of a change in an accounting principle in the three month period ended March 31, 2002 (see note 1). The Company continues to amortize its covenants not to compete over their respective useful lives.

In 2002, interest expense, net decreased to $1.6 million from $3.1 million in 2001. The decrease is attributable to decreased line of credit borrowings, decreased long-term debt due to repayments and decreased interest rates for the year ended December 31, 2002. As a percentage of net sales, interest expense, net decreased to 0.9% in 2002 from 1.5% in 2001.

Income before income taxes and the cumulative effect of a change in an accounting principle for the year ended December 31, 2002 decreased by $7.5 million, or 35.2%, when compared to 2001. As a percentage of net sales, income before income taxes and the cumulative effect of a change in an accounting principle decreased from 10.5% in 2001, to 8.2% in 2002.

The provision for income taxes was $5.8 million for the year ended December 31, 2002, compared to $9.6 million for 2001. The Company's effective tax rate decreased to 42.0% for the year ended December 31, 2002 from 45.3% for the year ended December 31, 2001. The decrease in income taxes is attributed to the decrease in income before income taxes and cumulative effect of a change in an accounting principle, which is primarily the result of the decrease in net sales.

Income before the cumulative effect of a change in an accounting principle for 2002 decreased by $3.6 million, or 31.4%, when compared to 2001. As a percentage of net sales, income before the cumulative effect of a change in an accounting principle decreased from 5.8% in 2001 to 4.8% in 2002.

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

Goodwill and covenant amortization for the year ended December 31, 2001 was $3.75 million, compared to $3.7 million for 2000. The increase in 2001 is primarily attributable to goodwill amortization for the IMS acquisition. As a percentage of net sales, goodwill and covenant amortization increased to 1.9% in 2001 from 1.6% in 2000. Goodwill was recorded for the SPI Merger, the Coastal acquisition and the IMS acquisition and was being amortized from the respective dates of acquisition through December 31, 2001. The Company ceased amortizing goodwill on January 1, 2002 upon the adoption of SFAS No. 142.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its operations and capital expenditures with cash generated internally by operations, supplemented by borrowings under various credit facilities and public offerings. During the years ended December 31, 2000, 2001 and 2002, the Company's operations provided cash in the amounts of approximately $2.1 million, $8.1 million and $8.2 million, respectively. At December 31, 2002, the Company had approximately $213,000 in cash and cash equivalents.

The Company has a $66 million credit facility with a bank. The credit facility provides for a $40 million revolving credit line. The credit facility is secured by all the Company's assets. The credit facility expires in December 2006. At December 31, 2002, $9,000,000 was outstanding under the revolving credit line.

The Company had working capital of $17.2 million, $25.3 million and $28.0 million at December 31, 2000, 2001 and 2002, respectively. In 2002, current assets increased by $6.7 million, with an increase of $7.8 million in costs and estimated earnings in excess of billings on contracts, an increase of $0.9 million in due from affiliates and an increase of $0.5 million in prepaid assets, offset by a decrease of $1.8 million in contract receivables and a decrease of $0.9 million in deferred tax assets. Current liabilities increased by $4.0 million, attributable to an increase of $4.0 million in accounts payable and accrued liabilities. In 2001, current assets decreased by $0.8 million, with a decrease of $1.1 million in inventories, a decrease of $0.3 million in cash and cash equivalents and a decrease of $0.2 million in due from affiliates, offset by an increase of $0.4 million in costs and estimated earnings in excess of billings on contracts, an increase in contract receivables, net of $0.1 million, an increase of $0.2 million in deferred tax assets and an increase of $0.2 million in prepaid and other assets. Current liabilities decreased by $8.9 million, with a decrease of $8.3 million in accounts payable and accrued liabilities, a $1.8 million decrease in billings in excess of costs and estimated earning on contracts, a decrease of $1.4 million in current maturities of long-term debt, offset by an increase of $2.6 million in current revolving credit line.

Capital expenditures amounted to $2.6 million, $1.2 million and $1.1 million during the years ended December 31, 2000, 2001 and 2002, respectively. In 2000, 2001 and 2002, the majority of expenditures were as a result of expanding production capacity at the Company's various facilities.

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

COMMITMENTS AND CONTINGENCIES

The following table represents a comprehensive list of the Company's contractual obligations and commitments as of December 31, 2002:

                                                      Payments Due by Year
                                                      --------------------
                                                     (amounts in thousands)

                             Total      2003       2004      2005      2006      2007    Thereafter
                             -----      ----       ----      ----      ----      ----    ----------

    Long-term debt          $19,000    $7,000     $6,000    $4,000    $2,000        --       --
    Operating leases         11,740     1,890      1,288     1,117     1,117     1,041   $5,287
                          --------------------------------------------------------------------------

       Total contractual cash obligations    $30,740    $8,890     $7,288    $5,117    $3,117    $1,041    $5,287
                                             ======================================================================

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

In December 2001, the Securities and Exchange Commission (SEC) requested that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management continually evaluates its estimates and assumptions including those related the Company's most critical accounting policies. Management bases its estimates and assumptions on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Changes in economic conditions could have an impact on these estimates and the Company's actual results. Management believes that the following may involve a higher degree of judgment or complexity:

Allowances for Contract Adjustments

The Company maintains allowances for contract adjustments that result from the inability of its customers to make their required payments. Management bases its allowances through analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends, and an evaluation of the impact of current economic conditions.


Revenue Recognition on Construction Contracts

Contracts are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 is effective for fiscal years beginning after June 15, 2002, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not assessed whether the application of this standard will have a material effect on the Company's financial position, results of operations or liquidity.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier application encouraged. As the provisions of SFAS 146 are to be applied prospectively after adoption date, the Company cannot determine the potential effects that adoption of SFAS 146 will have on the Company's results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the "Interpretation"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. At December 31, 2002, the Company has no such guarantees.

On December 31, 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation. " SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002, including those companies that continue to recognize stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees. " In addition, SFAS No. 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123. For a complete explanation on the valuation of our stock-based compensation consistent with the method prescribed by SFAS No. 123, please refer to note 1 to the financial statements included in our annual report for fiscal year ended December 31, 2002. The Company believes that there has not been a material impact to the Company upon adoption of SFAS No. 148 other than the disclosure requirements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46) which requires extensive disclosures (including certain disclosures that are applicable to December 31, 2002 financial statements) and will require companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity's equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date FIN 46's consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise's maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 (including December 31, 2002 financial statements) regardless of when the variable interest entity was created. We believe the consolidation provisions of FIN 46, if applicable, would apply to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in our interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuation in interest rates on our $66 million credit facility. During 2002, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 1.75%, or the Federal funds rate plus additional interest of between 0% to 0.5%. The additional interest charge is based upon certain financial ratios. We estimate that the average amount of debt outstanding under the credit facility for 2003 will be $25 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $250,000 for the year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, along with the notes thereto and the Independent Auditors' Report thereon, required to be filed in response to this Item 8 are attached hereto as exhibits under Item 14.

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

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statement Schedules

1 & 2. Index to Financial Statements

The following financial statements and financial statement schedule of the Company, along with the notes thereto and the Independent Auditors' Reports, are filed herewith, as required by Part II, Item 8 hereof.

Financial Statements

       Independent Auditors' Reports

       Consolidated Balance Sheets - December 31, 2001 and 2002

       Consolidated Statements of Operations - For the Years Ended December 31, 2000, 2001 and 2002

       Consolidated Statements of Shareholders' Equity - For the Years Ended December 31, 2000, 2001 and 2002

       Consolidated Statements of Cash Flows - For the Years Ended December 31, 2000, 2001 and 2002

       Notes to Consolidated Financial Statements

Schedule Included  - For the Years Ended December 31, 2000, 2001 and 2002

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

3.     Exhibits

       Exhibit
       Number        Name of Exhibit
       ------        ---------------

       3.1/1/        Certificate of Incorporation of Modtech Holdings, Inc.

       3.2/1/        Bylaws of Modtech Holdings, Inc.

       10.1/2/       Modtech, Inc.'s 1996 Stock Option Plan.

       10.2/3/       Transaction Advisory Agreement.

       10.3/4/       Employment Agreement between the Company and Evan M.
                     Gruber.

       10.4/4/ Employment Agreement between the Company and Patrick Van Den Bossche.

       10.5/4/       Employment Agreement between the Company and Michael G.
                     Rhodes.

       10.6/5/ Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett Street property in Perris, California.

       10.7/5/ Lease between the Company and BMG, relating to the property in Lathrop, California.

       10.8/5/ Form of Indemnity Agreement between the Company and its executive officers and directors.

10.9/3/    Financial Advisory Services Agreement.

10.10/6/   Credit Agreement, dated February 16, 1999

10.11/7/   Credit Agreement, dated December 26, 2001

23.1       Independent Auditors' Consent

99.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

/1/ Incorporated by reference to Modtech Holdings, Inc.'s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

/2/ Incorporated by reference to Modtech, Inc.'s Registration Statement on form S-8 filed with the Commission on December 11, 1996 (Commission File No. 333-17623).

/3/ Incorporated by reference to Amendment No. 2 to Modtech Holdings, Inc.'s Registration Statement on Form S-4, filed with the Commission on January 11, 1999 (Commission File No. 333-69033).

/4/ Incorporated by reference to Amendment No. 1 to Modtech Holdings, Inc.'s Registration Statement on Form S-4, filed with the Commission on December 15, 1998 (Commission File No. 333-69033).

/5/ Incorporated by reference to Modtech, Inc.'s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

/6/ Incorporated by reference to Modtech Holdings, Inc.'s Form 10-K filed with the Commission on April 15, 1999 (Commission File No. 000-25161).

/7/ Incorporated by reference to Modtech Holdings, Inc.'s Form 10-K filed with the Commission on April 1, 2002 (Commission File No. 000-25161).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003                          MODTECH HOLDINGS, INC.,
                                              a Delaware corporation

                                              By: /s/ SHARI L. WALGREN
                                                  --------------------
                                                  Shari L. Walgren
                                                  Chief Financial Officer

                                              By: /s/ EVAN M. GRUBER
                                                  ------------------
                                                  Evan M. Gruber
                                                  Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                              RULE 13a-14 UNDER THE
                         SECURITIES EXCHANGE ACT OF 1934

I, Evan M. Gruber, certify that:

1.  I have reviewed this annual report on Form 10-K of Modtech Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Evan M. Gruber
------------------
Chief Executive Officer
March 31, 2003

I, Shari L. Walgren, certify that:

1. I have reviewed this annual report on Form 10-K of Modtech Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Shari L. Walgren
--------------------
Chief Financial Officer
March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by he following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Capacities                            Date
----                              ----------                            ----
/s/ EVAN M. GRUBER                Director, Chairman of the             March 31, 2003
------------------                Board, Chief Executive Officer
Evan M. Gruber

/s/ ROBERT W. CAMPBELL            Director                              March 31, 2003
----------------------
Robert W. Campbell

/s/ DANIEL J. DONAHOE             Director                              March 31, 2003
---------------------
Daniel J. Donahoe

/s/ STANLEY GAINES                Director                              March 31, 2003
------------------
Stanley Gaines

/s/ CHARLES R. GWIRTSMAN          Director                              March 31, 2003
------------------------
Charles R. Gwirtsman

/s/ CHARLES C. McGETTIGAN         Director                              March 31, 2003
-------------------------
Charles C. McGettigan

/s/ MICHAEL G. RHODES             Director, President,                  March 31, 2003
---------------------             Chief Operating Officer
Michael G. Rhodes

/s/ MYRON A. WICK III             Director                              March 31, 2003
---------------------
Myron A. Wick III

                    MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                    Annual Report - Form 10-K

                    Consolidated Financial Statements and Schedule

                    December 31, 2000, 2001 and 2002

                    (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors
Modtech Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Modtech Holdings, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for the three-year period ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modtech Holdings, Inc. and subsidiaries as of December 31, 2001 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.

                                  /s/ KPMG LLP

Orange County, California
March 5, 2003

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2002

                                 ASSETS                                           2001                 2002
                                                                             -------------        -------------
Current assets:
    Cash and cash equivalents                                                $     129,772        $     212,889
    Contracts receivable, less allowance for contract adjustments of
      $1,425,000 in 2001 and 2002                                               34,195,202           32,409,016
    Costs and estimated earnings in excess of billings on contracts             10,110,110           17,922,948
    Inventories                                                                  8,667,555            8,355,580
    Due from affiliates                                                            478,809            1,367,987
    Prepaid assets                                                                 857,540            1,319,173
    Deferred tax assets                                                          3,574,631            2,654,272
    Other current assets                                                           349,751              823,185
                                                                             -------------        -------------

           Total current assets                                                 58,363,370           65,065,050
                                                                             -------------        -------------

Property and equipment, net                                                     15,292,051           14,478,225
Goodwill, net                                                                  109,612,025           72,383,537
Covenants not to compete, net                                                      505,903              137,311
Debt issuance costs, net                                                         1,413,604            1,159,092
Deferred tax assets                                                                557,934                   --
Other assets                                                                       651,010            1,318,851
                                                                             -------------        -------------

                                                                             $ 186,395,897        $ 154,542,066
                                                                             =============        =============

See accompanying notes to consolidated financial statements.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2002

                  LIABILITIES AND SHAREHOLDERS' EQUITY                            2001                2002
                                                                             -------------        -------------
Current liabilities:
    Accounts payable                                                         $   4,860,957        $   9,858,941
    Accrued compensation                                                         3,784,782            3,643,592
    Accrued insurance expense                                                    2,663,607            2,187,625
    Other accrued liabilities                                                    3,467,964            3,130,449
    Billings in excess of costs and estimated earnings on contracts              2,221,449            2,243,514
    Current revolving credit line                                                9,100,000            9,000,000
    Current maturities of long-term debt                                         7,000,000            7,000,000
                                                                             -------------        -------------

           Total current liabilities                                            33,098,759           37,064,121
                                                                             -------------        -------------

Deferred tax liabilities                                                                --              212,624
Long-term debt, excluding current portion                                       19,000,000           12,000,000
                                                                             -------------        -------------

           Total liabilities                                                    52,098,759           49,276,745
                                                                             -------------        -------------

Shareholders' equity:
    Series A preferred stock, $.01 par.  Authorized 5,000,000 shares;
      issued and outstanding 388,939 in 2001 and 2002                                3,889                3,889
    Common stock, $.01 par.  Authorized 25,000,000 shares; issued and outstanding 13,456,365 and 13,504,756 in 2001 and 2002,
      respectively                                                                 134,564              135,048
    Additional paid-in capital                                                  78,589,720           78,873,238
    Retained earnings                                                           55,568,965           26,253,146
                                                                             -------------        -------------

           Total shareholders' equity                                          134,297,138          105,265,321

Commitments and contingencies (notes 4, 10, 17, 18 and 19)
                                                                             -------------        -------------

                                                                             $ 186,395,897        $ 154,542,066
                                                                             =============        =============

See accompanying notes to consolidated financial statements.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 2001 and 2002

                                                                          2000                2001                2002
                                                                      -------------       -------------       -------------
Net sales                                                             $ 234,733,693       $ 201,116,076       $ 167,972,842

Cost of goods sold                                                      198,501,243         165,067,663         144,781,691
                                                                      -------------       -------------       -------------

           Gross profit                                                  36,232,450          36,048,413          23,191,151

Selling, general, and administrative expenses                             8,010,917           8,092,780           7,488,269
Goodwill and covenant amortization                                        3,701,632           3,751,642             368,597
                                                                      -------------       -------------       -------------

           Income from operations                                        24,519,901          24,203,991          15,334,285
                                                                      -------------       -------------       -------------

Other income (expense):
    Interest expense                                                     (4,987,629)         (3,094,658)         (1,630,702)
    Interest income                                                          59,324              27,049               2,197
    Other, net                                                               61,296              91,349              40,204
                                                                      -------------       -------------       -------------
                                                                         (4,867,009)         (2,976,260)         (1,588,301)
                                                                      -------------       -------------       -------------

            Income before income taxes and cumulative
              effect of a change in an accounting principle              19,652,892          21,227,731          13,745,984

Income taxes                                                             (9,236,858)         (9,605,709)         (5,773,315)
                                                                      -------------       -------------       -------------

            Income before cumulative effect of a change in
              an accounting principle                                    10,416,034          11,622,022           7,972,669
                                                                      -------------       -------------       -------------

Cumulative effect of a change in an accounting principle                         --                  --         (37,288,488)

            Net income (loss)                                            10,416,034          11,622,022         (29,315,819)
                                                                      -------------       -------------       -------------

Series A preferred stock dividend                                           155,576             155,576             155,576

            Net income (loss) available to common
              stockholders                                            $  10,260,458       $  11,466,446       $ (29,471,395)
                                                                      =============       =============       =============

Basic earnings per common share before cumulative effect of
    a change in an accounting principle                               $        0.78       $        0.85       $        0.58
                                                                      =============       =============       =============

Cumulative effect of a change in an accounting principle
    per common share - basic                                                     --                  --               (2.77)
                                                                      =============       =============       =============

Basic earnings (loss) per common share                                $        0.78       $        0.85       $       (2.19)
                                                                      =============       =============       =============

Basic weighted-average shares outstanding                                13,237,867          13,411,368          13,479,031
                                                                      =============       =============       =============

Diluted earnings per common share before cumulative effect
    of a change in an accounting principle                            $        0.72       $        0.82       $        0.54
                                                                      =============       =============       =============

Cumulative effect of a change in an accounting principle
    per common share - diluted                                                   --                  --               (2.53)
                                                                      =============       =============       =============

Diluted earnings (loss) per common share                              $        0.72       $        0.82       $       (1.99)
                                                                      =============       =============       =============

Diluted weighted-average shares outstanding                              14,357,341          14,422,201          14,722,562
                                                                      =============       =============       =============

See accompanying notes to consolidated financial statements.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 2000, 2001 and 2002


                                                                                                        Additional
                                                Series A Preferred Stock         Common Stock             paid-in        Retained
                                              ---------------------------  ---------------------------
                                                 Shares         Amount        Shares         Amount       capital        earnings
                                              ------------   ------------  ------------   ------------  ------------   ------------
Balance, December 31, 1999                         388,939   $      3,889    13,134,360   $    131,344  $ 77,006,238   $ 33,530,909

Exercise of options, including tax benefit
 of $645,714                                            --             --       213,655          2,136     1,001,502             --

Net income                                              --             --            --             --            --     10,416,034
                                              ------------   ------------  ------------   ------------  ------------   ------------

Balance, December 31, 2000                         388,939          3,889    13,348,015        133,480    78,007,740     43,946,943

Exercise of options, including tax benefit
 of $254,070                                            --             --       108,350          1,084       581,980             --

Net income                                              --             --            --             --            --     11,622,022
                                              ------------   ------------  ------------   ------------  ------------   ------------

Balance, December 31, 2001                         388,939          3,889    13,456,365        134,564    78,589,720     55,568,965
                                              ============   ============  ============   ============  ============   ============

Exercise of options, including tax benefit
 of $128,785                                            --             --        48,391            484       283,518             --

Net loss                                                --             --            --             --            --    (29,315,819)
                                              ------------   ------------  ------------   ------------  ------------   ------------

Balance, December 31, 2002                         388,939   $      3,889    13,504,756   $    135,048  $ 78,873,238   $ 26,253,146
                                              ============   ============  ============   ============  ============   ============

See accompanying notes to consolidated financial statements.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 2001 and 2002

                                                                  2000                  2001                  2002
                                                              ------------          ------------          ------------
Cash flows from operating activities:
    Net income (loss)                                         $ 10,416,034          $ 11,622,022          $(29,315,819)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Cumulative effect of a change in an
          accounting principle                                          --                    --            37,288,488
        Depreciation and amortization                            5,968,290             6,417,154             2,589,556
        Provision for contract adjustments                              --               683,363                    --
        Loss (gain) on sale of equipment                            11,957               (41,101)                2,372
        (Increase) decrease in assets, net of
          effects from acquisitions:
          Contracts receivable                                 (15,196,731)             (263,710)            1,786,186
          Costs and estimated earnings in excess
            of billings on contracts                            (3,446,313)             (386,021)           (7,812,838)
          Inventories                                           (3,175,532)            1,991,816               311,975
          Due from affiliates                                      305,594               223,717              (889,178)
          Prepaids and other assets                               (682,664)             (400,233)           (1,602,908)
          Deferred tax assets                                     (826,232)             (669,818)            1,478,293
        Increase (decrease) in liabilities, net of
            effects from acquisitions:
          Accounts payable                                       4,183,569            (6,579,351)            4,997,984
          Accrued compensation                                     727,952              (136,693)             (141,190)
          Accrued insurance expense                              2,180,877               113,140              (475,982)
          Other accrued liabilities                              2,824,768            (2,714,946)             (208,730)
          Billings in excess of costs and
            estimated earnings on contracts                     (1,145,421)           (1,781,616)               22,065
          Deferred tax liabilities                                 (66,195)                   --               212,624
                                                              ------------          ------------          ------------

                  Net cash provided by operating
                    activities                                   2,079,953             8,077,723             8,242,898
                                                              ------------          ------------          ------------

Cash flows from investing activities:
    Proceeds from sale of equipment                                  2,400                99,276                 6,000
    Purchase of property and equipment                          (2,566,609)           (1,237,209)           (1,133,718)
    Purchase of covenants not to compete                                --              (125,000)                   --
    Acquisition of subsidiaries, net of cash
      acquired                                                          --            (3,406,224)              (60,000)
                                                              ------------          ------------          ------------

                  Net cash used in investing
                    activities                                  (2,564,209)           (4,669,157)           (1,187,718)
                                                              ------------          ------------          ------------

                                   (Continued)

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                                                            2000             2001              2002
                                                         -----------      -----------       -----------
Cash flows from financing activities:
    Net principal borrowings (payments) under
      revolving credit line                              $ 6,500,000      $ 2,900,000       $  (100,000)
    Net principal payments on long-term debt              (7,000,000)      (6,300,000)       (7,000,000)
    Payment of debt issuance costs                          (155,286)        (623,753)          (27,280)
    Net proceeds from issuance of common stock               357,924          328,994           155,217
                                                         -----------      -----------       -----------

                  Net cash used in financing
                    activities                              (297,362)      (3,694,759)       (6,972,063)
                                                         -----------      -----------       -----------

                  Net increase (decrease) in cash
                    and cash equivalents                    (781,618)        (286,193)           83,117


Cash and cash equivalents at beginning of year             1,197,583          415,965           129,772
                                                         -----------      -----------       -----------

Cash and cash equivalents at end of year                 $   415,965      $   129,772       $   212,889
                                                         ===========      ===========       ===========

See accompanying notes to consolidated financial statements.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 2001 and 2002

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

     Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, contracts receivable, costs and estimated earnings in excess of billings on contracts, prepaid and other assets, accounts payable, accrued liabilities, billings in excess of estimated earnings on contracts, revolving credit line and long-term debt are measured at cost which approximates their fair value.

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

     Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line and accelerated methods over the following estimated useful lives:

                    Buildings                           15 to 39 years
                    Land and building improvements       5 to 39 years
                    Leasehold improvements               1 to 30 years
                    Machinery and equipment              5 to 20 years
                    Office equipment                      3 to 7 years
                    Trucks and automobiles                3 to 5 years

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

     Goodwill

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

     142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

     The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of January 1, 2002. Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss was measured as of the date of adoption and recognized as a cumulative effect of a change in an accounting principle in the first interim period.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, January 1, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication existed that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No.
     141. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. Any transitional impairment loss was recognized as a cumulative effect of a change in an accounting principle in the Company's 2002 consolidated statement of operations for the three months ended March 31, 2002.

     In accordance with SFAS No. 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available. The Company used quoted market prices to perform the assessment of whether there was an indication that goodwill may be impaired. As a result of this assessment, there was an indication that goodwill was impaired. As required by SFAS No. 142, the Company performed a fair market valuation analysis, using market multiples, and other factors, on its business that had previously recorded goodwill. As a result of this analysis, the Company recorded an impairment charge of $37,288,488 during the three months ended March 31, 2002. The impairment loss was recognized as a cumulative effect of a change in an accounting principle in the Company's 2002 consolidated statement of operations for the year ended December 31, 2002.

     The Company recorded goodwill amortization expense in the amount of $2,915,474 and $2,944,635 for the years ended December 31, 2000 and 2001, respectively. No goodwill amortization was recorded for the year ended December 31, 2002.

     Debt Issuance Costs

     Debt issuance costs have been deferred and are being amortized over the term of the credit facility of five years.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

     Stock Option Plans

     Prior to January 1, 1996, the Company accounted for stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recognized on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provision of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     The per share weighted-average fair value of stock options granted during 2000, 2001 and 2002 was $3.81, $3.53, and $4.88 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                     2000          2001         2002
                                                  ---------     ---------    ---------
             Expected dividend yield                  0%           0%            0%
             Average risk-free interest rate         6.2%         4.4%          3.4%
             Volatility factor                      66.56%       61.56%        66.61%
             Expected life                         4 years       4 years      4 years
                                                  =========     =========    =========

     The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                     2000             2001              2002
                                                 -------------    ------------     -------------
         Net income (loss)
             As Reported                         $  10,416,034    $ 11,622,022     $ (29,315,819)
             Pro Forma                               9,872,535      10,772,591       (30,300,674)
                                                 =============    ============     =============
         Basic earnings (loss) per share
             As Reported                         $        0.78    $       0.85     $       (2.19)
             Pro forma                                    0.73            0.79             (2.24)
                                                 =============    ============     =============
         Diluted earnings (loss) per share
             As Reported                         $        0.72    $       0.82     $       (1.99)
             Pro Forma                                    0.69            0.75             (2.06)
                                                 =============    ============     =============

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

     Earnings (loss) per Share

     The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." This Statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing income
     (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential common shares outstanding.

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

     Segment Information

     The Company applies the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. In 2000, 2001 and 2002, the Company operated in one industry segment and in accordance with SFAS No. 131, only enterprise-wide disclosures have been provided.

     Reclassification

     Certain amounts in the 2000 and 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

(2)  Acquisition

     IMS Acquisition

     On March 8, 2001, the Company purchased 100% of the stock of Innovative Modular Structures, Inc. (IMS). IMS designs and manufactures modular relocatable classrooms and other modular buildings for commercial use. IMS is based in St. Petersburg, Florida. The acquisition of IMS has been accounted for as a purchase and, accordingly, the results of operations of IMS are included in the Company's consolidated statements of operations from the date of acquisition. Pro forma amounts for the IMS acquisition are not included, as the effect is not material to the Company's consolidated financial statements.

(3)  Contracts Receivable

     Contracts receivable consisted of customer billings for:

                                                    2001            2002
                                                ------------    ------------
          Completed contracts                  $ 16,722,192    $ 21,634,246
          Contracts in progress                  16,010,780       7,455,198
          Retentions                              2,887,230       4,744,572
                                                ------------    ------------
                                                 35,620,202      33,834,016

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Less allowance for contract adjustments           (1,425,000)     (1,425,000)
                                                ------------    ------------

                                                $ 34,195,202    $ 32,409,016
                                                ============    ============

(4)  Costs and Estimated Earnings in Excess of Billings on Contracts

     Net costs and estimated earnings in excess of billings on contracts consisted of:

                                                                 2001              2002
                                                             -------------     -------------
          Net costs and estimated earnings on
              uncompleted contracts                          $  99,216,210     $ 103,486,168
          Billings to date                                     (91,236,754)      (87,722,104)
                                                             -------------     -------------
                                                                 7,979,456        15,764,064

          Net over billed receivables from completed
              contracts                                            (90,795)          (84,630)
                                                             -------------     -------------

                                                             $   7,888,661     $  15,679,434
                                                             =============     =============

     These amounts are shown in the accompanying consolidated balance sheets under the following captions:

                                                                      2001              2002
                                                                  -------------     -------------
         Costs and estimated earnings in excess of billings on
             uncompleted contracts                                $  10,076,529     $  17,898,684
         Costs and estimated earnings in excess of billings on
             completed contracts                                         33,581            24,264
                                                                  -------------     -------------

             Costs and estimated earnings in excess of
             billings on contracts                                   10,110,110        17,922,948
                                                                  -------------     -------------

         Billings in excess of costs and estimated earnings on
             uncompleted contracts                                   (2,097,073)       (2,134,620)
         Billings in excess of costs and estimated earnings on
             completed contracts                                       (124,376)         (108,894)
                                                                  -------------     -------------

             Billings in excess of costs and estimated
             earnings on contracts                                   (2,221,449)       (2,243,514)
                                                                  -------------     -------------

                                                                  $   7,888,661     $  15,679,434
                                                                   =============     =============

(5)  Inventories

     Inventories consist of:

                                                             2001               2002
                                                         -------------     -------------
             Raw Materials                               $   7,691,781     $   6,622,400
             Work in process                                   968,136         1,733,180
             Finished Goods                                      7,638                --
                                                         -------------     -------------

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                                                              $   8,667,555     $   8,355,580
                                                              =============     =============

(6)  Property and Equipment, Net

     Property and equipment, net consists of:

                                                                  2001               2002
                                                              -------------     -------------
               Leasehold improvements                         $  14,217,751     $  14,183,463
               Machinery and equipment                            6,638,119         6,916,047
               Office equipment                                   1,855,283         1,971,531
               Land                                                 923,484           923,484
               Construction in progress                             975,474           600,833
               Trucks and automobiles                               587,769           609,828
               Buildings                                            392,690           472,144
               Land and building improvements                       303,667           767,353
                                                              -------------     -------------
                                                                 25,894,237        26,444,683
               Less accumulated depreciation and
                   amortization                                 (10,602,186)      (11,966,458)
                                                              -------------     -------------

                                                              $  15,292,051     $  14,478,225
                                                              =============     =============

(7)  Goodwill

     The changes in the carrying amount of goodwill are as follows:

          Balance as of January 1, 2002                                         $ 109,612,025
          Goodwill acquired during the period                                          60,000
          Impairment loss                                                         (37,288,488)
                                                                                -------------
          Balance as of December 31, 2002                                       $  72,383,537
                                                                                =============

       The following table reconciles previously reported net income (loss) as if the provisions of SFAS No. 142 were in effect in 2000 and 2001:

                                                              2000             2001            2002
                                                         -------------   --------------    -------------
      Reported net income (loss)                         $  10,416,034   $   11,622,022    $ (29,315,819)
      Add back: Goodwill amortization, net of taxes          2,673,618        2,397,950               --
      Add back: Cumulative effect of a change in
          an accounting principle                                   --               --       37,288,488
                                                         -------------   --------------    -------------

      Adjusted net income                                $  13,089,652   $   14,019,972    $   7,972,669
                                                         =============   ==============    =============

      Reported basic earnings (loss) per common
          share                                          $        0.78   $         0.85    $       (2.19)
      Add back: Goodwill amortization, net of taxes               0.20             0.18               --

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

      Add back: Cumulative effect of a change in
          an accounting principle                                   --               --             2.77
                                                         -------------   --------------    -------------

      Adjusted basic earnings per common share           $        0.98   $         1.03    $        0.58
                                                         =============   ==============    =============

      Reported diluted earnings (loss) per common
          share                                          $        0.72   $         0.82    $       (1.99)
      Add back: Goodwill amortization, net of taxes               0.19             0.16               --
      Add back: Cumulative effect of a change in an
          accounting principle                                      --               --             2.53
                                                         -------------   --------------    -------------

      Adjusted diluted earnings per common share         $        0.91   $         0.98    $        0.54
                                                         =============   ==============    =============

(8)    Long-Term Debt and Revolving Credit Line

       The Company has a $66 million credit facility with a bank. The credit facility provides for a $40 million revolving credit line and a 5-year term loan of $26 million. The credit facility is secured by all the Company's assets, as well as the Company's stock ownership in its subsidiaries. The credit facility expires in December 2006. As of December 31, 2001 and 2002, $9,100,000 and $9,000,000, respectively, was outstanding on the revolving credit line. The Company has two standby letters of credit issued under the credit facility for $4,479,125 on which no amounts were outstanding as of December 31, 2002.

       Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 1.75%, or the Federal funds rate plus additional interest of between 0% to 0.5%. The additional interest charge is based upon certain financial ratios. Interest rates at December 31, 2002 ranged from 3.3% to 4.5% on the amount outstanding under the credit facility.

       The credit facility contains various financial covenants for which the Company was in compliance or obtained a waiver at December 31, 2002, including restrictions on additional borrowings. The term loans are subject to mandatory repayment in certain events, including from the proceeds of any securities offerings by the Company.

       Long-term debt consists of:

                                                                         2001             2002
                                                                    --------------    -------------
                Term Loan                                           $   26,000,000    $  19,000,000

                Less current portion of long-term debt                  (7,000,000)      (7,000,000)
                                                                    --------------    -------------

                                                                    $   19,000,000    $  12,000,000
                                                                    ==============    =============

       Long-term debt maturities for the next four years are as follows:
       $7,000,000 in 2003, $6,000,000 in 2004, $4,000,000 in 2005 and $2,000,000
       in 2006.

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

(9)    Income Taxes

       The components of the 2000, 2001 and 2002 provision for Federal and state income tax (expense) benefit computed in accordance with SFAS No. 109 are summarized below:

                                           2000               2001               2002
                                       ------------       ------------       ------------
               Current:
                   Federal             $ (8,704,450)      $ (8,445,508)      $ (3,312,724)
                   State                 (1,424,835)        (1,830,019)          (769,674)
                                       ------------       ------------       ------------
                                        (10,129,285)       (10,275,527)        (4,082,398)
               Deferred:
                   Federal                  755,446            507,114         (1,445,512)
                   State                    136,981            162,704           (245,405)
                                       ------------       ------------       ------------

                                       $ (9,236,858)      $ (9,605,709)      $ (5,773,315)
                                       ============       ============       ============

       The tax benefits associated with dispositions from employee stock option plans of $645,714, $254,070 and $128,785 in 2000, 2001 and 2002,
       respectively, were recorded directly to additional paid-in capital.

       Income tax (expense) benefit attributable to income from operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from operations as a result of the following:

                                                       2000                2001                  2002
                                                   ------------         ------------         ------------
           Taxes, U.S. statutory rates                    (35.0%)              (35.0%)              (35.0%)
           State taxes, less Federal benefit               (5.2)                (5.1)                (4.6)
           Effect of non-deductible expenses               (5.3)                (4.9)                (0.2)
           Other                                           (1.5)                (0.3)                (2.2)
                                                   ------------         ------------         ------------

                    Total taxes on income                 (47.0%)              (45.3%)              (42.0%)
                                                   ============         ============         ============

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2002 are as follows:

                                                                     2001                  2002
                                                                 -------------        -------------
         Deferred tax assets:
              Reserves and accruals not recognized for
                 income tax purposes                             $   2,987,514        $   2,543,332
              State taxes                                              657,886              326,948
              Other                                                    847,703              764,075
                                                                 -------------        -------------

                Total gross deferred tax assets                      4,493,103            3,634,355

              Less valuation allowance                                      --                   --
                                                                 -------------        -------------

                Net deferred tax assets                          $   4,493,103        $   3,634,355
                                                                 -------------        -------------

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

         Deferred tax liabilities:
              Prepaids                                           $     (116,842)      $     (405,226)
              Depreciation                                             (194,966)            (152,123)
              Revenue recognition                                       (48,730)            (635,358)
                                                                 --------------       --------------

                 Total gross deferred tax liabilities                  (360,538)          (1,192,707)
                                                                 --------------       --------------

                 Total net deferred tax assets                   $    4,132,565       $    2,441,648
                                                                 ==============       ==============

These amounts have been presented in the consolidated balance sheets as follows:

                                                                      2001                  2002
                                                                 --------------       --------------
              Current deferred tax assets                        $   3 ,574,631       $    2,654,272

              Noncurrent deferred tax assets (liabilities)              557,934             (212,624)
                                                                 --------------       --------------

                 Total net deferred tax assets                   $    4,132,565       $    2,441,648
                                                                 ==============       ==============

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

     The table below summarizes the related party classroom sales:

                                                  2000               2001               2002
                                             --------------     --------------     --------------
           Sales                             $    4,128,935     $    1,604,099     $    5,749,077
           Cost of goods sold                     3,213,731          1,258,635          4,611,296
           Gross profit percentage                    22.17%             21.54%             19.79%
                                             ==============     ==============     ==============

     The related party purchases modular relocatable classrooms from the Company on standard terms and at standard wholesale prices.

     Due from affiliates includes a portion of unpaid invoices as a result of the above transactions. As of December 31, 2001 and 2002 these amounts totaled $478,809 and $1,367,987, respectively. Additional amounts arising from these transactions are included in the following captions:

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                                                                      2001           2002
                                                                -------------    -------------
              Costs and estimated earnings in excess of
                  billings on uncompleted contracts             $     161,623    $   1,698,792
              Billings in excess of costs and estimated
                  earnings on uncompleted contracts                   (32,998)         (45,713)
                                                                =============    =============

     Operating Leases

     Certain manufacturing facilities are leased from related party partnerships under noncancellable operating leases through 2019. An officer of the Company is a partner in the partnerships. These related party leases require monthly payments which aggregate approximately $39,000. In connection with the lease at the Lathrop facility, the Company made an $83,000 security deposit during 1990.

     Future minimum lease payments under these leases are discussed in note 17. Included in cost of goods sold is $409,000, $457,000 and $466,000 in rent expense paid to related parties for the years ended December 31, 2000, 2001, and 2002 respectively.

(11) 401(k) Plans

     The Company has tax deferred savings plans under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 12% of gross annual earnings. Company contributions are made on a 50% matching basis of eligible contributions. The Company's contributions were $369,430, $342,018 and $290,619 in 2000, 2001, and 2002 respectively.

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

     In July 1996, the Company's Board of Directors authorized the grant of options to purchase up to 500,000 shares of the Company's common stock. The non-statutory options were granted to employees, non-

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES
     employee officers and directors, consultants, vendors, customers and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of the Company's common stock). All of these options were granted prior to 1999. In 1999, the Company's shareholders approved a stock option plan (the 1999 Plan).

     The 1999 Plan provides for the grant of non-statutory options to purchase up to 1,450,000 shares of the Company's common stock. The non-statutory options may be granted to employees, officers, directors, consultants, independent contractors and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of the Company's common stock). In 2001 and 2002, 577,809 and 185,038 shares were granted, respectively, and 46,146 shares are available for future grants as of December 31, 2002.

     In 2002, the Company's shareholders approved a stock option plan (the 2002
     Plan). The 2002 Plan provides for the grant of non-statutory options to purchase up to 1,000,000 shares of the Company's common stock. The non-statutory options may be granted to employees, officers, directors, consultants, independent contractors and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of the Company's common stock). No shares were granted as of December 31, 2002.

     Stock options outstanding under the Company's stock option plans are summarized as follows:

                                                               Weighted
                                                               Average
                                            Shares          Exercise Price
                                         -------------      ----------------
               December 31, 1999             1,670,041                  6.32
                   Granted                     368,747                  6.86
                   Exercised                  (213,655)                 1.68
                   Terminated                   (3,532)                13.11
                                         -------------      ----------------

               December 31, 2000             1,821,601                  6.96
                                         -------------      ----------------
                   Granted                     577,809                  6.91
                   Exercised                  (108,350)                 3.04
                   Terminated                  (85,326)                 7.00
                                         -------------      ----------------

               December 31, 2001             2,205,734                  7.14
                                         -------------      ----------------
                   Granted                     185,038                  9.21
                   Exercised                   (48,391)                 3.21
                   Terminated                   (6,000)                 8.33
                                         -------------      ----------------

               December 31, 2002             2,336,381                  7.38
                                         =============      ================

     All stock options have a maximum term of ten years and become fully exercisable in accordance with a predetermined vesting schedule which varies.

     The following information applies to options outstanding at December 31, 2002:

                    MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                                            Options Outstanding                        Options Exercisable
                                ------------------------------------------------  -----------------------------
                                                     Weighted
                                                     Average         Weighted                       Weighted
                                                    Remaining         Average                       Average
                                    Number         Contractual       Exercise          Number         Exercise
                                  Outstanding      Life (Years)        Price         Exercisable     Price
                                ---------------   ---------------   ------------  --------------  -------------
     Range of exercise prices
       $1.50 - $4.50                 537,486           2.9            $   2.22         537,486       $    2.22
       $6.00 - $10.00              1,601,254           7.3                7.75         756,863            7.90
       $12.62 - $20.57               197,641           5.1               18.41         197,641           18.41
                                ------------                                      ------------
                                   2,336,381                          $   7.38       1,491,990       $    7.24
                                ============                                      ============

(13) Series A Preferred Stock

     In conjunction with a prior merger, 388,939 shares of Series A Preferred Stock were issued in February 1999. The Series A Preferred Stock has no voting rights, including, without limitation, the right to vote on the election of directors, mergers, reorganization or a sale of all or substantially all of the Company's assets. Dividends accrue on each share of Series A Preferred Stock at the rate of $0.40 per annum as declared. Dividends may not be paid on the Company's common stock until all accrued dividends on the Series A Preferred Stock are paid or declared and set aside for payment.

     Subject to proportional adjustments due to stock splits, reverse stock splits and similar transactions, each share of Series A Preferred Stock is convertible into one share of the Company's common stock at any time following two years after their date of issuance. Each outstanding share of Series A Preferred Stock will automatically be converted into the Company's common stock upon the fourth anniversary date of its issuance or upon a change in control. In February 2003 the Series A Preferred Stock was converted into the Company's common stock.

(14) Earnings (loss) per Share

     The following table represents the calculation of basic and diluted earnings (loss) per common share under the provisions of SFAS No. 128:

                                                               2000             2001              2002
                                                           -------------    -------------     -------------
       Basic
       Income before cumulative effect of a change in an
          accounting principle                             $  10,416,034    $  11,622,022     $   7,972,669
       Cumulative effect of a change in an accounting
          principle                                                   --               --       (37,288,488)
                                                           -------------    -------------     -------------
       Net income (loss)                                   $  10,416,034    $  11,622,022     $ (29,315,819)
       Dividends on preferred stock (note 13)                    155,576          155,576           155,576
                                                           -------------    -------------     -------------
          Net income (loss) available to common
          stockholders                                     $  10,260,458    $  11,466,446     $ (29,471,395)
                                                           =============    =============     =============

       Basic weighted-average shares outstanding              13,237,867       13,411,368        13,479,031
                                                           =============    =============     =============

       Basic earnings per common share before

                    MODTECH HOLDINGS, INC. AND SUBSIDIARIES

            cumulative effect of a change in an
            accounting principle                           $        0.78    $        0.85     $        0.58

         Cumulative effect of a change in an accounting
           principle per common share - basic                         --               --             (2.77)
                                                           -------------    -------------     -------------

         Basic earnings (loss) per common share            $        0.78    $        0.85     $       (2.19)
                                                           =============    =============     =============

         Diluted
         Net income (loss)                                 $  10,416,034    $  11,622,022     $ (29,315,819)
                                                           =============    =============     =============

         Basic weighted-average shares outstanding            13,237,867       13,411,368        13,479,031
         Add:
                 Conversion of preferred stock                   388,939          388,939           388,939
                 Exercise of stock options                       730,535          621,894           854,592
                                                           -------------    -------------     -------------

         Diluted weighted-average shares outstanding          14,357,341       14,422,201        14,722,562
                                                           =============    =============     =============

         Diluted earnings per common share before
            cumulative effect of a change in an accounting
            principle                                      $        0.72    $        0.82     $        0.54

         Cumulative effect of a change in an accounting
            principle per common share - diluted                      --               --             (2.53)
                                                           -------------    -------------     -------------

         Diluted earnings (loss) per common share          $        0.72    $        0.82     $       (1.99)
                                                           =============    =============     =============

     Options to purchase 606,698 and 197,641 shares of common stock were outstanding during 2001 and 2002, respectively, but were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

(15) Major Customer

     Sales to two major customers represented the following percentage of net sales:

                                                    2000           2001               2002
                                                ------------    -----------        -----------
           Customer A                                      6%            11%                 5%
           Customer B                                     11%            11%                12%
                                                ============    ===========        ===========

(16) Supplemental Cash Flow Disclosures

     Supplemental Disclosures of Cash Flow Information

                                                    2000           2001               2002
                                                ------------    -----------        -----------
      Cash paid during the year for:

          Interest                              $  4,587,398    $ 2,684,021        $ 1,339,900
                                                ============    ===========        ===========

                    MODTECH HOLDINGS, INC. AND SUBSIDIARIES

          Income taxes                                     $   6,766,998    $  12,160,000     $   4,415,000
                                                           =============    =============     -============

(17) Commitments And Contingencies

     Land Leases

     The Company has entered into various noncancellable agreements to lease land at its manufacturing facilities through 2019. Minimum lease payments under these noncancellable operating leases for the next five years and thereafter are as follows:

                       Year ending December 31:
                           2003                        $     1,890,000
                           2004                              1,288,000
                           2005                              1,117,000
                           2006                              1,117,000
                           2007                              1,041,000
                           Thereafter                        5,287,000
                                                       ---------------

                                                       $    11,740,000
                                                       ===============

     Of the $11,740,000 in future rental payments, $6,805,000 is payable to related parties (see note 10). Rent expense for the years ended December 31, 2000, 2001 and 2002 was $2,380,000, $2,318,000, and $2,321,000
     respectively.

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

(20) Selected Quarterly Financial Information (Unaudited)

     In thousands, except per share amounts:

                                  Fourth Quarter        Third Quarter       Second Quarter       First Quarter
                                 ----------------    -----------------    ------------------    ----------------
       2002:
       Net sales                 $         36,245    $          51,799    $           44,569    $         35,359
       Gross profit                         3,602                7,877                 6,641               5,071
       Net income (loss)                      610                3,321                 2,488             (35,734)
       Earnings (loss)
       per common
       share:

                    MODTECH HOLDINGS, INC. AND SUBSIDIARIES

          Basic                  $           0.04    $            0.24    $             0.18    $          (2.66)
          Diluted                            0.04                 0.22                  0.17               (2.44)

       2001:
       Net sales                 $         33,793    $          63,559    $           61,084    $         42,680
       Gross profit                         6,498               12,453                11,025               6,072
       Net income                           1,821                4,725                 3,720               1,356
       Earnings per
        common share:
          Basic                  $           0.13    $            0.35    $             0.27    $           0.10
          Diluted                            0.13                 0.33                  0.26                0.10

                                    Schedule II

                     MODTECH HOLDINGS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2000, 2001, and 2002

                                            Balance at      Acquired           Amounts
                                            beginning        through           charged                        Balance at
             Description                     of year       acquisition        to expense      Deductions      end of year
------------------------------------------------------------------------------------------  -------------     -----------
Allowance for contract adjustments:

    Year ended December 31, 2000          $    728,119    $           --     $         --   $     (25,000)    $  703,119
                                          ============    ==============     ============   =============     ==========

    Year ended December 31, 2001          $    703,119    $       50,000     $    683,363   $     (11,482)    $1,425,000
                                          ============    ==============     ============   =============     ==========

    Year ended December 31, 2002          $  1,425,000    $           --     $         --   $          --     $1,425,000
                                          ============    ==============     ============   =============     ==========