Form 10-Q
period 2003-03-31
MODTECH HOLDINGS INC
filed 2003-05-12
CIK 1075066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM N/A TO N/A

Commission File Number 000-25161

MODTECH HOLDINGS, INC.

Delaware	33–0825386

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2830 Barrett Avenue, Perris, CA	92571

(Address of principal executive office)	(Zip Code)

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

Yes  ☒    No   ☐

As of May 9, 2003, there were 13,713,464 of the Registrant’s Common Stock outstanding.

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I.    FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2002 and 2003 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

MODTECH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2002	March 31, 2003

Assets
Current assets:
Cash and cash equivalents	$213,000	$488,000
Contracts receivable, net, including costs in excess of billings of $17,923,000 and $20,998,000 in 2002 and 2003, respectively	50,332,000	45,318,000
Inventories	8,356,000	9,389,000
Due from affiliates	1,368,000	1,577,000
Deferred tax assets	2,654,000	2,654,000
Other current assets	2,142,000	2,245,000

Total current assets	65,065,000	61,671,000

Property and equipment, net	14,478,000	16,754,000
Other assets
Goodwill, net	72,384,000	72,384,000
Covenants not to compete, net	137,000	100,000
Debt issuance costs, net	1,159,000	1,087,000
Other assets	1,319,000	1,302,000

	$154,542,000	$153,298,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$18,821,000	$19,578,000
Billings in excess of costs	2,243,000	1,989,000
Current revolving credit line	9,000,000	8,000,000
Current maturities of long-term debt	7,000,000	6,750,000

Total current liabilities	37,064,000	36,317,000
Deferred tax liabilities	213,000	213,000
Long-term debt, excluding current portion	12,000,000	10,500,000

Total liabilities	49,277,000	47,030,000

Shareholders’ Equity:
Series A preferred stock, $.01 par. Authorized 5,000,000 shares; issued and outstanding 388,939 in 2002; none in 2003	4,000	—
Common stock, $.01 par. Authorized 25,000,000 shares; issued and outstanding 13,504,756 and 13,693,680 in 2002 and 2003, respectively	135,000	137,000
Additional paid-in capital	78,873,000	78,950,000
Retained earnings	26,253,000	27,181,000

Total shareholders’ equity	105,265,000	106,268,000

	$154,542,000	$153,298,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,

	2002	2003

Net sales	$35,359,000	$40,285,000
Cost of goods sold	30,288,000	36,511,000

Gross profit	5,071,000	3,774,000
Selling, general and administrative expenses	1,713,000	1,808,000
Covenant amortization	196,000	37,000

Income from operations	3,162,000	1,929,000

Other income (expense):
Interest expense, net	(490,000)	(348,000)
Other, net	7,000	19,000

	(483,000)	(329,000)

Income before income taxes and cumulative effect of a change in an accounting principle	2,679,000	1,600,000
Income taxes	(1,125,000)	(672,000)

Income before cumulative effect of a change in an accounting principle	1,554,000	928,000
Cumulative effect of a change in an accounting principle	(37,288,000)	—

Net income (loss)	$(35,734,000)	$928,000

Series A preferred stock dividend	39,000	7,000

Net income (loss) available to common stock	$(35,773,000)	$921,000

Basic earnings per common share before cumulative effect of a change in an accounting principle	$0.11	$0.07

Cumulative effect of a change in an accounting principle per common share – basic	$(2.77)	—

Basic earnings (loss) per common share	$(2.66)	$0.07

Basic weighted-average shares outstanding	13,460,000	13,587,000

Diluted earnings per common share before cumulative effect of a change in an accounting principle	$0.11	$0.07

Cumulative effect of a change in an accounting principle per common share – diluted	(2.55)	—

Diluted earnings (loss) per common share	$(2.44)	$0.07

Diluted weighted-average shares outstanding	14,630,000	14,110,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,

	2002	2003

Cash flows from operating activities:
Net income (loss)	$(35,734,000)	$928,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in an accounting principle	37,288,000	—
Depreciation and amortization	739,000	535,000
Gain on sale of equipment	—	(10,000)
(Increase) decrease in assets:
Contracts receivable	(129,000)	5,014,000
Inventories	(1,144,000)	(1,033,000)
Due from affiliates	479,000	(209,000)
Other current and noncurrent assets	(358,000)	(86,000)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	2,429,000	757,000
Billings in excess of costs	1,134,000	(254,000)

Net cash provided by operating activities	4,704,000	5,642,000

Cash flows from investing activities:
Purchase of property and equipment	(451,000)	(2,718,000)
Proceeds from sale of equipment	—	26,000
Acquisition of subsidiaries, net of cash acquired	(60,000)	—

Net cash used in investing activities	(511,000)	(2,692,000)

Cash flows from financing activities:
Net principal payments under revolving credit line	(1,000,000)	(1,000,000)
Net principal payments on long-term debt	(1,750,000)	(1,750,000)
Payment of debt issuance costs	(27,000)	—
Proceeds from exercise of stock options	56,000	75,000

Net cash used in financing activities	(2,721,000)	(2,675,000)

Net increase in cash and cash equivalents	1,472,000	275,000
Cash and cash equivalents at beginning of period	130,000	213,000

Cash and cash equivalents at end of period	$1,602,000	$488,000

The accompanying notes are an integral part of these condensed consolidated financial statements

MODTECH HOLDINGS, INC.

Notes To Condensed Consolidated Financial Statements

March 31, 2003

1)    Basis of Presentation

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

The results of operations for the three months ended March 31, 2002 and 2003 are not necessarily indicative of the results to be expected for the full fiscal years.

2)    Inventories

Inventories consist of the following:

	2002	2003
Raw materials	$6,623,000	$7,530,000
Work in process	1,733,000	1,859,000

	$8,356,000	$9,389,000

3)    Earnings (Loss) Per Share

The following table illustrates the calculation of basic and diluted earnings (loss) per common share under the provisions of SFAS No. 128:

	Three Months Ended March 31
	2002	2003
Basic
Income before cumulative effect of a change in an accounting principle	$1,554,000	$928,000
Cumulative effect of a change in an accounting principle	(37,288,000)	—

Net income (loss)	(35,734,000)	928,000
Dividends on preferred stock	(39,000)	(7,000)

Net income (loss) available to common stock	$(35,773,000)	$921,000

Weighted-average common shares outstanding	13,460,000	13,587,000

Basic earnings per common share before cumulative effect of a change in an accounting principle	$0.11	$0.07

Cumulative effect of a change in an accounting principle per common share – basic	(2.77)	—

Basic earnings (loss) per common share	$(2.66)	$0.07

	Three Months Ended March 31,

	2002	2003
Diluted
Net income (loss)	$(35,734,000)	$928,000

Weighted-average common shares outstanding	13,460,000	13,587,000
Add:
Conversion of preferred stock	389,000	71,000
Exercise of options	781,000	452,000

Adjusted weighted-average common shares outstanding	14,630,000	14,110,000

Diluted earnings per common share before cumulative effect of a change in an accounting principle	$0.11	$0.07

Cumulative effect of a change in an accounting principle per common share – diluted	(2.55)	—

Diluted earnings (loss) per common share	$(2.44)	$0.07

Options to purchase 218,000 and 1,345,000 shares of common stock were outstanding during the quarters ended March 31, 2002 and 2003, respectively, but were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

4)    Debt

The credit facility contains various covenants. The Company was in compliance with such covenants as of March 31, 2003.

5)    Goodwill

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

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, January1, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication existed that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. Any transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the Company’s 2002 consolidated statement of operations.

In accordance with SFAS No. 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available. The Company used quoted market prices to perform the assessment of whether there was an indication that goodwill may be impaired. As a result of this assessment, there was an indication that goodwill was impaired. As required by SFAS No. 142, the Company performed a fair market valuation analysis, using market multiples, and other factors, on its business that had previously recorded goodwill. As a result of this analysis, the Company recorded an impairment charge of $37,288,000 during the three months ended March 31, 2002. The impairment loss was recognized as a cumulative effect of a change in accounting principle in the Company’s 2002 consolidated statement of operations. There was no impairment of goodwill during the three months ended March 31, 2003.

6)    Recently Adopted Accounting Pronouncements

In September 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 is effective for fiscal years beginning after June 15, 2002, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not have a material effect on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 “Reporting Results of Operations”. This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company is required to adopt SFAS 145 for the year ending December 31, 2003. The Company does not believe the adoption of SFAS 145 will have a material effect on the Company’s results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 did not have a material effect on the Company’s results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”), an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45’s initial recognition and initial measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure requirements of Interpretation 45 effective December 31, 2002 and has not entered into any guarantees since December 31, 2002.

On December 31, 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation. “ SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002, including those companies that continue to recognize stock-

based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, SFAS No. 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123. The Company has not determined whether it will adopt the fair value measure provisions of SFAS No. 123 but has adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002.

7)    Stock Options Plans

Prior to January 1, 1996, the Company accounted for stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recognized on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the intrinsic method provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provision of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and SFAS No. 148. The following pro forma disclosures are provided as required by SFAS No. 148 for the three months ended March 31, 2002 and March 31, 2003.

The per share weighted-average fair value of stock options granted during the three months ended 2002 and 2003 were $4.81, and $5.09 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,

	2002	2003
Expected dividend yield	0%	0%
Average risk-free interest rate	3.8%	3.0%
Volatility factor	66.61%	65.85%
Expected life	4 years	4 years

The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the condensed consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,

	2002	2003
Net income (loss)
As Reported	$(35,734,000)	$928,000
Pro Forma	(35,904,000)	793,000

Basic earnings (loss) per share
As Reported	$(2.66)	$0.07
Pro forma	(2.67)	0.06

Diluted earnings (loss) per share
As Reported	$(2.44)	$0.07
Pro Forma	(2.45)	0.06

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains statements which, to the extent that they are not recitations of historical fact, such as our belief that we have sufficient liquidity to meet our near-term operating needs, constitute forward-looking statements within the meaning of the

Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are intended to be subject to the safe harbor protection within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this quarterly report, including the Notes to the Condensed Consolidated Financial Statements and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, there is no assurance that our expectations will be attained.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percent of net sales.

	Percent of Net Sales Three Months Ended March 31,
	2002	2003
Net sales	100.0%	100.0%
Gross profit	14.3	9.4
Selling, general and administrative expenses	4.8	4.5
Income from operations	8.9	4.8
Interest expense, net	(1.4)	(0.9)
Income before income taxes and cumulative effect of a change in an accounting principle	7.6	4.0
Income taxes	3.2	1.7
Income before cumulative effect of a change in an accounting principle	4.4	2.3

Net sales for the three months ended March 31, 2003 increased by $4,926,000, or 13.9%. The increase in net sales was attributable to the increase in funding available to California School Districts for the purchase of classrooms as a result of the bonds for new school construction passed by the voters in November 2002. This initial funding has begun to stabilize the market.

Gross profit as a percentage of net sales for the three months ended March 31, 2003 decreased to 9.4% from 14.3% for the same period in 2002. The decrease in gross profit was due to price competition as the market for modular buildings decreased over the past several quarters due to the downturn of the current economic cycle. Additionally, there were increases in certain staff functions which increase the labor and labor related function costs.

Selling, general and administrative expenses increased for the three months ended March 31, 2003 by $95,000, an increase of 5.5%. As a percentage of net sales, selling, general, and administrative expenses decreased from 4.8% in the first three months of 2002 to 4.5% in 2003. The increase in selling, general and administrative expenses was principally attributable to increases in labor and labor related costs.

Interest expense, net decreased for the three months ended March 31, 2003 by $142,000, or 29.0%. The decrease is attributable to decreased line of credit borrowings, decreased long-term debt due to repayment and decreased interest rates for the three months ended March 31, 2003. As a percentage of net sales, interest expense decreased from 1.4% in the first three months of 2002 to 0.9% in 2003.

Income before income taxes and cumulative effect of a change in an accounting principle for the three months ended March 31, 2003 decreased by $1,079,000, or 40.3%. As a percentage of net sales, income before income taxes and cumulative effect of a change in an accounting principle decreased from 7.6% in the first three months of 2002 to 4.0% in 2003.

Income taxes for the three months ended March 31, 2003 decreased by $453,000, or 40.3%. As a percentage of net sales, income taxes decreased from 3.2% in the first three months of 2002 to 1.7% in 2003.

Income before cumulative effect of a change in an accounting principle for the three months ended March 31, 2003 decreased by $626,000, or 40.3%. As a percentage of net sales, income before cumulative effect of a change in an accounting principle decreased from 4.4% in the first three months of 2002 to 2.3% in 2003.

Inflation

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

Liquidity and Capital Resources

To date, the Company has generated cash from operations, bank borrowings and public offerings to meet its needs. At March 31, 2003, the Company had $488,000 in cash and cash equivalents. During the three months ended March 31, 2003, the Company generated cash from operating activities of $5,642,000.

The Company has a $66,000,000 credit facility, of which $40,000,000 represents a revolving loan commitment. The credit facility is secured by all the Company’s assets. The credit facility expires in December 2006. On March 31, 2003, $8,000,000 was outstanding under the revolving loan commitment. The credit facility contains various covenants. The Company was in compliance with such covenants as of March 31, 2003.

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

Commitments and Contingencies

The following table represents a list of the Company’s contractual obligations and commitments as of March 31, 2003:

Payments Due by Year

(amounts in thousands)

	Total	9 Months Ending December 31, 2003	2004	2005	2006	2007	Thereafter
Long-term debt	$17,250	$5,250	$6,000	$4,000	$2,000	—	—
Operating leases	11,267	1,417	1,288	1,117	1,117	$1,041	$5,287

Total contractual cash obligations	$28,517	$6,667	$7,288	$5,117	$3,117	$1,041	$5,287

Use of Estimates and Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (SEC) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management continually evaluates its estimates and assumptions including those related the Company’s most critical accounting policies. Management bases its estimates and assumptions on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Changes in economic conditions could have an impact on these estimates and the Company’s actual results. Management believes that the following may involve a higher degree of judgment or complexity:

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

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes it has no variable interest entities to which Interpretation 46 would apply.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuation in interest rates on our $66 million credit facility. During the quarter ended March 31, 2003, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 1.75%, or the Federal funds rate plus additional interest of between 0% to 0.5%. The additional interest charge is based upon certain financial ratios. We estimate that the average amount of debt outstanding under the credit facility for 2003 will be $25 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $250,000 for the year.

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

Modtech Holdings, Inc.

Date:	May 12, 2003	By:	/s/ Shari L. Walgren
Shari L. Walgren Chief Financial Officer

		By:	/s/ Evan M. Gruber
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

Evan M. Gruber

Chief Executive Officer

May 12, 2003

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

Shari L. Walgren

Chief Financial Officer

May 12, 2003