Form 10-Q
period 2003-06-30
MODTECH HOLDINGS INC
filed 2003-08-14
CIK 1075066

United States
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 13, 2003, there were 13,726,664 of the Registrant’s Common Stock outstanding.

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

          The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations.  However, the Company believes that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading.  The results of operations for the three months and six months ended June 30, 2002 and 2003 are not necessarily indicative of the results to be expected for the full fiscal years.  The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

MODTECH HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2002	June 30, 2003

Assets
Current assets:
Cash and cash equivalents	$213,000	$1,755,000
Contracts receivable, net, including costs in excess of billings of $17,923,000 and $17,888,000 in 2002 and 2003, respectively	50,332,000	51,604,000
Inventories	8,356,000	9,076,000
Due from affiliates	1,368,000	431,000
Deferred tax assets	2,654,000	2,654,000
Other current assets	2,142,000	3,239,000

Total current assets	65,065,000	68,759,000

Property and equipment, net	14,478,000	16,827,000
Other assets
Goodwill, net	72,384,000	72,384,000
Covenants not to compete, net	137,000	74,000
Debt issuance costs, net	1,159,000	1,042,000
Other assets	1,319,000	1,124,000

	$154,542,000	$160,210,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$18,821,000	$20,308,000
Billings in excess of costs	2,243,000	3,714,000
Current revolving credit line	9,000,000	12,500,000
Current maturities of long-term debt	7,000,000	6,500,000

Total current liabilities	37,064,000	43,022,000
Deferred tax liabilities	213,000	213,000
Long-term debt, excluding current portion	12,000,000	9,000,000

Total liabilities	49,277,000	52,235,000

Shareholders’ Equity:
Series A preferred stock, $.01 par. Authorized 5,000,000 shares; issued and outstanding 388,939 in 2002; none in 2003	4,000	—
Common stock, $.01 par. Authorized 25,000,000 shares; issued and outstanding 13,504,756 and 13,726,664 in 2002 and 2003, respectively	135,000	137,000
Additional paid-in capital	78,873,000	79,077,000
Retained earnings	26,253,000	28,761,000

Total shareholders’ equity	105,265,000	107,975,000

	$154,542,000	$160,210,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net sales	$44,569,000	$45,713,000	$79,928,000	$85,998,000
Cost of goods sold	37,928,000	40,501,000	68,216,000	77,012,000

Gross profit	6,641,000	5,212,000	11,712,000	8,986,000
Selling, general, and administrative expenses	1,915,000	2,102,000	3,629,000	3,910,000
Covenant amortization	73,000	25,000	268,000	63,000

Income from operations	4,653,000	3,085,000	7,815,000	5,013,000

Other income (expense):
Interest expense, net	(377,000)	(355,000)	(867,000)	(703,000)
Other, net	13,000	(5,000)	21,000	14,000

	(364,000)	(360,000)	(846,000)	(689,000)

Income before income taxes and cumulative effect of a change in an accounting principle	4,289,000	2,725,000	6,969,000	4,324,000
Income taxes	(1,801,000)	(1,145,000)	(2,927,000)	(1,816,000)

Income before cumulative effect of a change in an accounting principle	2,488,000	1,580,000	4,042,000	2,508,000
Cumulative effect of a change in an accounting principle	—	—	(37,288,000)	—

Net income (loss)	2,488,000	1,580,000	(33,246,000)	2,508,000
Series A Preferred stock dividend	39,000	—	78,000	7,000

Net income (loss) available to common stockholders	$2,449,000	$1,580,000	$(33,324,000)	$2,501,000

Basic earnings per common share before cumulative effect of a change in an accounting principle	$0.18	$0.12	$0.29	$0.18

Cumulative effect of a change in an accounting principle per common share - basic	$––	$—	$(2.77)	$—

Basic earnings (loss) per common share	$0.18	$0.12	$(2.48)	$0.18

Basic weighted-average shares outstanding	13,469,000	13,707,000	13,463,000	13,648,000

Diluted earnings per common share before cumulative effect of a change in an accounting principle	$0.17	$0.11	$0.28	$0.18

Cumulative effect of a change in an accounting principle per common share – diluted	$—	$—	$(2.52)	$—

Diluted earnings (loss) per common share	$0.17	$0.11	$(2.24)	$0.18

Diluted weighted-average shares outstanding	14,885,000	14,278,000	14,768,000	14,224,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2002	2003

Cash flows from operating activities:
Net income (loss)	$(33,246,000)	$2,508,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in an accounting principle	37,288,000	—
Depreciation and amortization	1,353,000	1,034,000
Loss on sale of equipment	—	2,000
(Increase) decrease in assets
Contracts receivable	(4,151,000)	(1,272,000)
Inventories	(1,327,000)	(720,000)
Due from affiliates	479,000	937,000
Other current and noncurrent assets	(91,000)	(902,000)
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	5,603,000	1,487,000
Billings in excess of costs	502,000	1,471,000

Net cash provided by operating activities	6,410,000	4,545,000

Cash flows from investing activities:
Proceeds from sale of equipment	—	26,000
Purchase of property and equipment	(672,000)	(3,231,000)
Acquisition of subsidiaries, net of cash acquired	(60,000)	—

Net cash used in investing activities	(732,000)	(3,205,000)

Cash flows from financing activities:
Net principal borrowings (payments) under revolving credit line	(1,600,000)	3,500,000
Principal payments on long-term debt	(3,500,000)	(3,500,000)
Payment of debt issuance costs	(27,000)	—
Proceeds from exercise of stock options	106,000	202,000

Net cash provided by (used in) financing activities	(5,021,000)	202,000

Net increase in cash and cash equivalents	657,000	1,542,000
Cash and cash equivalents at beginning of period	130,000	213,000

Cash and cash equivalents at end of period	$787,000	$1,755,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2003

1)  Basis of Presentation

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

The results of operations for the three and six months ended June 30, 2002 and 2003 are not necessarily indicative of the results to be expected for the full fiscal years.

2)  Inventories

          Inventories consist of the following:

	Dec. 31, 2002	June 30, 2003

Raw materials	$6,623,000	$7,431,000
Work in process	1,733,000	1,645,000

	$8,356,000	$9,076,000

3)  Earnings (Loss) Per Share

          The following table illustrates the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Basic
Income before cumulative effect of a change in an accounting principle	$2,488,000	$1,580,000	$4,042,000	$2,508,000
Cumulative effect of a change in an accounting principle	—	—	(37,288,000)	—

Net income (loss)	2,488,000	1,580,000	(33,246,000)	2,508,000
Dividends on preferred stock	(39,000)	—	(78,000)	(7,000)

Net income (loss) available to common stockholders	$2,449,000	$1,580,000	$(33,324,000)	$2,501,000

Basic weighted-average common shares outstanding	13,469,000	13,707,000	13,463,000	13,648,000

Basic earnings per common share before cumulative effect of a change in an accounting principle	$0.18	$0.12	$0.29	$0.18

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Cumulative effect of a change in an accounting principle per common share - basic	—	—	(2.77)	—

Basic earnings (loss) per common share	$0.18	$0.12	$(2.48)	$0.18

Diluted
Net income (loss)	$2,488,000	$1,580,000	$(33,246,000)	$2,508,000

Weighted-average common shares outstanding	13,469,000	13,707,000	13,463,000	13,648,000
Add:
Conversion of preferred stock	389,000	—	389,000	35,000
Exercise of stock options	1,027,000	571,000	916,000	541,000

Diluted weighted-average shares outstanding	14,885,000	14,278,000	14,768,000	14,224,000

Diluted earnings per common share before cumulative effect of a change in an accounting principle	$0.17	$0.11	$0.28	$0.18

Cumulative effect of a change in an accounting principle per common share - diluted	—	—	(2.52)	—

Diluted earnings (loss) per common share	$0.17	$0.11	$(2.24)	$0.18

Options to purchase 198,000 shares of common stock were outstanding during the three and six months ended June 30, 2002, and options to purchase 1,104,000 and 1,422,000 shares of common stock were outstanding during the three and six months ended June 30, 2003, respectively, but were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

4)  Debt

The credit facility contains various covenants. The Company was in compliance with such covenants or has received a waiver as of June 30, 2003.

5)  Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. In accordance with SFAS No. 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available.  The Company used quoted market prices to perform the assessment of whether there was an indication that goodwill may be impaired.  As a result of this assessment, there was an indication that goodwill was impaired.  As required by SFAS No. 142, the Company performed a fair market valuation analysis, using market multiples, and other factors, on its business that had previously recorded goodwill.  As a result of this analysis, the Company recorded an impairment charge of $37,288,000 during the three months ended March 31, 2002.  The impairment loss was recognized as a cumulative effect of a change in accounting principle in the Company’s 2002 consolidated statement of operations. There was no impairment of goodwill during the three months or six months ended June 30, 2003.

6)  Recently Adopted Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).  SFAS 143 is effective for fiscal years beginning after June 15, 2002, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The adoption of SFAS 143 did not have a material effect on the Company’s consolidated results of operations or financial position.

In April 2002, the FASB issued SFAS No.  145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 “Reporting Results of Operations”. This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company is required to adopt SFAS 145 for the year ending December 31, 2003.  The adoption of SFAS 145 did not have a material effect on the Company’s consolidated results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).  SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities.  SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier application encouraged.  The adoption of SFAS 146 did not have a material effect on the Company’s consolidated results of operations or financial position.

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

On December 31, 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation. “ SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002, including those companies that continue to recognize stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees. “  In addition, SFAS No. 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123.  The Company has not determined whether it will adopt the fair value measure provisions of SFAS No. 123 but has adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002.

7)  Stock Options Plans

The Company accounts for stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation expense would be recognized on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  On January 1, 1996, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.  Alternatively, SFAS No. 123 also allows entities to continue to apply the intrinsic method provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.  The Company has elected to continue to apply the provision of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and SFAS No. 148.  The following pro forma disclosures are provided as required by

SFAS No. 148 for the three months and six ended June 30, 2002 and June 30, 2003.

The per share weighted-average fair value of stock options granted during the three months ended June 30, 2003 were $4.85 with none granted during the three months ended June 30, 2002. The per share weighted-average fair value of stock options granted during the six months ended June 30, 2002 and 2003 were $4.81 and $5.00, respectively.  The fair value of stock options on the date of grant were estimated using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Expected dividend yield	n/a	0%	0%	0%
Average risk-free interest rate	n/a	2.3%	3.8%	2.6%
Volatility factor	n/a	65.08%	66.61%	65.54%
Expected life	n/a	4 years	4 years	4 years

The Company applies APB Opinion No. 25 in accounting for its stock option plans and no compensation cost has been recognized for its stock options in the condensed consolidated financial statements.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net income (loss)
As reported	$2,488,000	$1,580,000	$(33,246,000)	$2,508,000
Pro forma	2,278,000	1,378,000	(33,666,000)	2,131,000

Basic earnings (loss) per share
As reported	$0.18	$0.12	$(2.48)	$0.18
Pro forma	0.17	0.10	(2.50)	0.16

Diluted earnings (loss) per share
As reported	$0.17	$0.11	$(2.24)	$0.18
Pro forma	0.15	0.10	(2.28)	0.15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains statements which, to the extent that they are not recitations of historical fact, such as our belief that we have sufficient liquidity to meet our near-term operating needs, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934.  The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “predict,” and similar expressions are intended to identify forward-looking statements.  Such forward-looking statements are intended to be subject to the safe harbor protection within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Statements in this quarterly report, including the “Notes to the Condensed Consolidated Financial Statements” and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences.  Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, there is no assurance that our expectations will be attained.

Results of Operations

          The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percent of net sales.

	Percent of Net Sales		Percent of Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	14.9	11.4	14.7	10.4
Selling, general and administrative expenses	4.3	4.6	4.5	4.5
Covenant amortization	0.2	—	0.3	—
Income from operations	10.4	6.7	9.8	5.8
Interest expense, net	(0.8)	(0.8)	(1.1)	(0.8)
Income before income taxes and cumulative effect of a change in an accounting principle	9.6	6.0	8.7	5.0
Income taxes	4.0	2.5	3.7	2.1
Income before cumulative effect of a change in an accounting principle	5.6	3.5	5.1	2.9

Net sales for the three and six months ended June 30, 2003, increased by $1,144,000 or 2.6% and $6,070,000 or 7.6%, respectively, when compared to the same periods in 2002.  Compared to the same periods in the prior year, sales of California classrooms decreased by 1.9% for the three months ended June 30, 2003 but increased by 10.9% for the six months then ended.  Sales of commercial and industrial buildings increased by 12.3% and 1.9% for the three and six months ended June 30, 2003 respectively, when compared to the same periods in 2002.

Gross profit as a percentage of net sales for the three and six months ended June 30, 2003 decreased to 11.4% and 10.4%, respectively, from 14.9% and 14.7%, for the same periods in 2002. The decline in gross profit as a percent of sales was due principally to competitive pressures in the classroom, commercial and industrial markets.

Selling, general and administrative expenses (SG&A) increased for the three and six months ended June 30, 2003 by $187,000 or

9.8% and $281,000 or 7.7%, respectively.  The increase in SG&A expenses was in line with the increase of sales.

In accordance with SFAS No. 142, the Company took a one-time impairment charge to goodwill of $37,288,000, which was recognized as a cumulative effect of a change in an accounting principle in the three month period ended March 31, 2002.  No additional impairment was recognized during the three and six months ended June 30, 2003 or the six months ended June 30, 2002.  The Company continues to amortize its covenants not to compete over their respective useful lives.

Net interest expense decreased for the three and six months ended June 30, 2003 by $22,000 or 5.8% and $164,000 or 18.9%, respectively, when compared to the same periods in 2002. The decrease is attributable to decreased average line of credit borrowings, decreased long-term debt due to repayments and decreased interest rates for the three and six months ended June 30, 2003.

Income before income taxes and cumulative effect of a change in an accounting principle for the three and six months ended June 30, 2003 decreased by $1,564,000, or 36.5% and $2,645,000 or 38.0%, respectively.  The decrease in income before income taxes and cumulative effect of a change in an accounting principle was primarily due to the decrease in gross profit discussed above.

Income taxes for the three and six months ended June 30, 2003 decreased by $656,000, or 36.4% and $1,111,000 or 38.0%, respectively.  The decrease in income taxes was a direct result of the lower gross profit and resultant lower income before income taxes and cumulative effect of a change in an accounting principle.

Inflation

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

Liquidity and Capital Resources

To date, the Company has generated cash from operations, bank borrowings and public offerings to meet its needs. At June 30, 2003, the Company had $1,755,000 in cash and cash equivalents.  During the six months ended June 30, 2003, the Company generated cash from operating activities of $4,545,000.

The Company has a $66,000,000 credit facility, of which $40,000,000 represents a revolving loan commitment.  The credit facility is secured by all the Company’s assets, as well as the Company’s stock ownership in its subsidiaries.  The credit facility expires in December 2006.  On June 30, 2003, $12,500,000 was outstanding under the revolving loan commitment.  The credit facility contains various covenants.  The Company was in compliance with such covenants or has received a waiver as of June 30, 2003.

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

Commitments and Contingencies

The following table represents a list of the Company’s contractual obligations and commitments as of June 30, 2003:

	Payments Due by Year (amounts in thousands)

	Total	6 months ending Dec. 31 2003	2004	2005	2006	2007	Thereafter

Long-term debt	$15,500	$3,500	$6,000	$4,000	$2,000	—	—
Operating leases	10,619	769	1,288	1,117	1,117	1,041	$5,287

Total contractual cash obligations	$26,119	$4,269	$7,288	$5,117	$3,117	$1,041	$5,287

Use of Estimates and Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (SEC) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management continually evaluates its estimates and assumptions including those related the Company’s most critical accounting policies. Management bases its estimates and assumptions on historical experience and other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions. Changes in economic conditions could have an impact on these estimates and the Company’s actual results.  Management believes that the following may involve a higher degree of judgment or complexity:

Allowances for Contract Adjustments

The Company maintains allowances for contract adjustments that result from the inability of its customers to make their required payments.  Management bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends, and an evaluation of the impact of current economic conditions.

Revenue Recognition

Revenue from certain contracts is recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed.  Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete.  Revenue recognized not using the percentage-of-completion method of accounting is recognized based on transfer of title.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities . The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and are to be applied prospectively. The adoption of SFAS No. 149 will not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) which may have previously been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 are to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 will not have a material effect on the Company’s consolidated financial statements.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuation in interest rates on our $66 million credit facility.  During the three and six months ended June 30, 2003, we did not use interest rate swaps or other types of derivative financial instruments.  The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 1.75%, or the Federal funds rate plus additional interest of between 0% and 0.5%.  The additional interest charge is based upon certain financial ratios.  We estimate that the average amount of debt outstanding under the credit facility for 2003 will be $25 million.  Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $250,000 for the year.

Item 4.  Controls And Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2003, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 2.	Changes in Securities
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K
Form 8-K, dated May 7, 2003, regarding press release issued by Modtech Holdings, Inc. on May 7, 2003 announcing its financial results for the quarter ended March 31,2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODTECH HOLDINGS, INC.

Date: August 13, 2003	by:	/s/ DENNIS L. SHOGREN

Dennis L. Shogren Chief Financial Officer

	by:	/s/ EVAN M. GRUBER

Evan M. Gruber Chief Executive Officer