Form 10-Q
period 2003-09-30
MODTECH HOLDINGS INC
filed 2003-11-14
CIK 1075066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM N/A TO N/A

Commission File Number 000 – 25161

MODTECH HOLDINGS, INC.

Delaware	33 – 0825386
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2830 Barrett Avenue, Perris, CA	92571
(Address of principal executiveoffice)	(Zip Code)

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

Yes  ☒ No  ☐

As of November 12, 2003, there were 13,726,664 of the Registrant’s Common Stock outstanding.

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I.    FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three months and nine months ended September 30, 2002 and 2003 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

MODTECH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2000	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$213,000	$1,962,000
Contracts receivable, net, including costs in excess of billings of $17,923,000 and $12,356,000 in 2002 and 2003, respectively	50,332,000	51,243,000
Inventories	8,356,000	9,764,000
Due from affiliates	1,368,000	2,830,000
Deferred tax assets	2,654,000	2,654,000
Other current assets	2,142,000	3,595,000

Total current assets	65,065,000	72,048,000

Property and equipment, net	14,478,000	17,288,000
Other assets
Goodwill, net	72,384,000	72,384,000
Covenants not to compete, net	137,000	68,000
Debt issuance costs, net	1,159,000	1,049,000
Other assets	1,319,000	1,136,000

	$154,542,000	$163,973,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$18,821,000	$26,904,000
Billings in excess of costs	2,243,000	3,740,000
Current revolving credit line	9,000,000	9,200,000
Current maturities of long-term debt	7,000,000	6,250,000

Total current liabilities	37,064,000	46,094,000
Deferred tax liabilities	213,000	213,000
Long-term debt, excluding current portion	12,000,000	7,500,000

Total liabilities	49,277,000	53,807,000

Shareholders’ Equity:
Series A preferred stock, $.01 par. Authorized 5,000,000 shares; issued and outstanding 388,939 in 2002; none in 2003	4,000	—
Common stock, $.01 par. Authorized 25,000,000 shares; issued and outstanding 13,504,756 and 13,726,664 in 2002 and 2003, respectively	135,000	137,000
Additional paid-in capital	78,873,000	79,077,000
Retained earnings	26,253,000	30,952,000

Total shareholders’ equity	105,265,000	110,166,000

	$154,542,000	$163,973,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net sales	$51,799,000	$50,729,000	$131,728,000	$136,727,000
Cost of goods sold	43,922,000	44,719,000	112,139,000	121,731,000

Gross profit	7,877,000	6,010,000	19,589,000	14,996,000
Selling, general, and administrative expenses	1,702,000	1,847,000	5,331,000	5,757,000
Covenant amortization	58,000	6,000	326,000	69,000

Income from operations	6,117,000	4,157,000	13,932,000	9,170,000

Other income (expense):
Interest expense, net	(397,000)	(387,000)	(1,264,000)	(1,090,000)
Other, net	6,000	7,000	26,000	21,000

	(391,000)	(380,000)	(1,238,000)	(1,069,000)

Income before income taxes and cumulative effect of a change in an accounting principle	5,726,000	3,777,000	12,694,000	8,102,000
Income taxes	(2,405,000)	(1,586,000)	(5,332,000)	(3,403,000)

Income before cumulative effect of a change in an accounting principle	3,321,000	2,191,000	7,362,000	4,699,000
Cumulative effect of a change in an accounting principle	—	—	(37,288,000)	—

Net income (loss)	3,321,000	2,191,000	(29,926,000)	4,699,000
Series A Preferred stock dividend	39,000	—	117,000	7,000

Net income (loss) available to common stockholders	$3,282,000	$2,191,000	$(30,043,000)	$4,692,000

Basic earnings per common share before cumulative effect of a change in an accounting principle	$0.24	$0.16	$0.54	$0.34

Cumulative effect of a change in an accounting principle per common share—basic	—	—	$(2.77)	—

Basic earnings (loss) per common share	$0.24	$0.16	$(2.23)	$0.34

Basic weighted-average shares outstanding	13,486,000	13,727,000	13,471,000	13,674,000

Diluted earnings per common share before cumulative effect of a change in an accounting principle	$0.22	$0.15	$0.50	$0.33

Cumulative effect of a change in an accounting principle per common share—diluted	—	—	$(2.52)	—

Diluted earnings (loss) per common share	$0.22	$0.15	$(2.02)	$0.33

Diluted weighted-average shares outstanding	14,726,000	14,261,000	14,754,000	14,285,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(29,926,000)	$4,699,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in an accounting principle	37,288,000	—
Depreciation and amortization	1,966,000	1,576,000
Loss on sale of property and equipment	3,000	2,000
(Increase) decrease in assets:
Contracts receivable	(6,143,000)	(911,000)
Inventories	(1,235,000)	(1,408,000)
Due from affiliates	(1,244,000	(1,462,000)
Other current and noncurrent assets	(883,000)	(1,270,000)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	5,411,000	8,083,000
Billings in excess of costs	2,086,000	1,497,000

Net cash provided by operating activities	7,323,000	10,806,000

Cash flows from investing activities:
Proceeds from sale of property and equipment	3,000	26,000
Purchase of property and equipment	(871,000)	(4,122,000)
Acquisition of subsidiaries, net of cash acquired	(60,000)	—

Net cash used in investing activities	(928,000)	(4,096,000)

Cash flows from financing activities:
Net principal borrowings (payments) under revolving credit line	(600,000)	200,000
Principal payments on long-term debt	(5,250,000)	(5,250,000)
Payment of debt issuance costs	(27,000)	(113,000)
Proceeds from exercise of stock options	142,000	202,000

Net cash used in financing activities	(5,735,000)	(4,961,000)

Net increase in cash and cash equivalents	660,000	1,749,000
Cash and cash equivalents at beginning of period	130,000	213,000

Cash and cash equivalents at end of period	$790,000	$1,962,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,055,000	$1,015,000
Taxes	$3,374,000	$700,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2003

1) Basis of Presentation

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

The results of operations for the three and nine months ended September 30, 2002 and 2003 are not necessarily indicative of the results to be expected for the full fiscal years.

2) Inventories

Inventories consist of the following:

	December 31, 2002	September 30, 2003
Raw materials	$6,623,000	$8,323,000
Work in process	1,733,000	1,441,000

	$8,356,000	$9,764,000

3) Earnings (Loss) Per Share

The following table illustrates the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Basic
Income before cumulative effect of a change in an accounting principle	$3,321,000	$2,191,000	$7,362,000	$4,699,000
Cumulative effect of a change in an accounting principle	—	—	(37,288,000)	—

Net income (loss)	3,321,000	2,191,000	(29,926,000)	4,699,000
Dividends on preferred stock	(39,000)	—	(117,000)	7,000

Net income (loss) available to common stockholders	$3,282,000	$2,191,000	$(30,043,000)	$4,692,000

Basic weighted-average common shares outstanding	13,486,000	13,727,000	13,471,000	13,674,000

Basic earnings per common share before cumulative effect of a change in an accounting principle	$0.24	$0.16	$0.54	$0.34

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Cumulative effect of a change in an accounting principle per common share—basic	—	—	(2.77)	—

Basic earnings (loss) per common share	$0.24	$0.16	$(2.23)	$0.34

Diluted
Net income (loss)	$3,321,000	$2,191,000	$(29,926,000)	$4,699,000

Weighted-average common shares outstanding	13,486,000	13,727,000	13,471,000	13,674,000
Add:
Conversion of preferred stock	389,000	—	389,000	35,000
Exercise of stock options	851,000	534,000	894,000	521,000

Diluted weighted-average shares outstanding	14,726,000	14,261,000	14,754,000	14,285,000

Diluted earnings per common share before cumulative effect of a change in an accounting principle	$0.22	$0.15	$0.50	$0.33

Cumulative effect of a change in an accounting principle per common share—diluted	—	—	(2.52)	—

Diluted earnings (loss) per common share	$0.22	$0.15	$(2.02)	$0.33

Options to purchase 198,000 shares of common stock were outstanding during the three and nine months ended September 30, 2002, and options to purchase 1,101,000 and 1,088,000 shares of common stock were outstanding during the three and nine months ended September 30, 2003, respectively, but were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

4) Debt

The credit facility contains various covenants. The Company was in compliance with such covenants as of September 30, 2003.

5) Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. In accordance with SFAS No. 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for measurement, if available. The Company used quoted market prices to perform the assessment of whether there was an indication that goodwill may be impaired. As a result of this assessment, there was an indication that goodwill was impaired. As required by SFAS No. 142, the Company performed a fair market valuation analysis, using market multiples, and other factors, on its business that had previously recorded goodwill. As a result of this analysis, the Company recorded an impairment charge of $37,288,000 during the three months ended March 31, 2002. The impairment loss was recognized as a cumulative effect of a change in accounting principle in the Company’s 2002 consolidated statement of operations. There was no impairment of goodwill during the three months or nine months ended September 30, 2003.

6) Recently Adopted Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 is effective for fiscal years beginning after June 15, 2002, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 in 2003 did not have a material effect on the Company’s consolidated results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company is required to adopt SFAS 145 for the year ending December 31, 2003. The adoption of SFAS 145 in 2003 did not have a material effect on the Company’s consolidated results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 in 2003 did not have a material effect on the Company’s consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation 45), an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure requirements of Interpretation 45 effective December 31, 2002 and has not entered into any guarantees since December 31, 2002.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and are to be applied prospectively. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) which may have previously been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 are to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated results of operations or financial position.

7) Stock Options Plans

The Company accounts for stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recognized on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the intrinsic method provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provision of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123, as amended. The following pro forma disclosures are provided as required by SFAS No. 148 for the three months and nine months ended September 30, 2002 and September 30, 2003.

There were no stock options granted during the three months ended September 30, 2002 and 2003. The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2002 and 2003 were $4.81 and $5.00, respectively. The fair value of stock options on the date of grant were estimated using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Expected dividend yield	n/a	n/a	0%	0%
Average risk-free interest rate	n/a	n/a	3.8%	2.6%
Volatility factor	n/a	n/a	66.61%	65.54%
Expected life	n/a	n/a	4 years	4 years

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income (loss)
As reported	$3,321,000	$2,191,000	$(29,926,000)	$4,699,000
Pro forma	3,111,000	1,989,000	(30,346,000)	4,322,000

Basic earnings (loss) per share
As reported	$0.24	$0.16	$(2.23)	$0.34
Pro forma	0.23	0.15	(2.25)	0.32

Diluted earnings (loss) per share
As reported	$0.22	$0.15	$(2.02)	$0.33
Pro forma	0.21	0.14	(2.06)	0.30

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

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percent of net sales.

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	15.2	11.8	14.9	11.0
Selling, general and administrative expenses	3.3	3.6	4.1	4.2
Covenant amortization	0.1	—	0.2	0.1
Income from operations	11.8	8.2	10.6	6.7
Interest expense, net	(0.8)	(0.8)	(1.0)	(0.8)
Income before income taxes and cumulative effect of a change in an accounting principle	11.1	7.4	9.6	5.9
Income taxes	4.6	3.1	4.0	2.5
Income before cumulative effect of a change in an accounting principle	6.4	4.3	5.6	3.4

Net sales for the three months ended September 30, 2003, decreased by $1,070,000 or 2.1% while net sales for the nine months ended September 30, 2003 increased by $4,999,000 or 3.8%, when compared to the same periods in 2002. Compared to the same periods in the prior year, sales of California classrooms increased by 6.1% for the three months ended September 30, 2003 and by 9.0% for the nine months then ended. California classroom sales increased due to the funding of classroom size reduction initiatives previously approved by California voters. Sales of commercial and industrial buildings decreased by 15.1% and 5.0% for the three and nine months ended September 30, 2003 respectively, when compared to the same periods in 2002. The continued economic downturn in markets served by Modtech’s commercial and industrial products is reflected in the decreased sales for these buildings.

Gross profit as a percentage of net sales for the three and nine months ended September 30, 2003 decreased to 11.8% and 11.0%, respectively, from 15.2% and 14.9%, for the same periods in 2002. The decline in gross profit as a percent of sales was due largely to competitive pressures in the markets Modtech serves. The company also experienced higher expenses associated with plant expansion and start-up in Florida as well as higher labor costs in California.

Selling, general and administrative expenses (SG&A) increased for the three and nine months ended September 30, 2003 by $145,000 or 8.5% and $426,000 or 8.0%, respectively. Although timing differences for certain expenses caused SG&A expenses to increase in a period when sales declined slightly from the prior year, the increase in year-to-date SG&A expenses was in line with the year-to-date increase of sales.

Upon the adoption of SFAS No. 142, the Company recognized an impairment charge relating to goodwill of $37,288,000, which was recognized as a cumulative effect of a change in an accounting principle in the three month period ended March 31, 2002. No additional impairment was recognized during the three and nine months ended September 30, 2003 or the nine months ended September 30, 2002. The Company continues to amortize its covenants not to compete over their respective useful lives.

Net interest expense decreased for the three and nine months ended September 30, 2003 by $10,000 or 2.5% and $174,000 or 13.8%, respectively, when compared to the same periods in 2002. The decrease is attributable to lower long-term debt due to repayments and decreased interest rates for the three and nine months ended September 30, 2003.

Income before income taxes and cumulative effect of a change in an accounting principle for the three and nine months ended September 30, 2003 decreased by $1,949,000, or 34.0% and $4,592,000 or 36.2%, respectively. The decrease in income before income taxes and cumulative effect of a change in an accounting principle was primarily due to the decrease in gross profit discussed above.

Income taxes for the three and nine months ended September 30, 2003 decreased by $819,000, or 34.1% and $1,928,000 or 36.2%, respectively. The decrease in income taxes was a direct result of the lower gross profit and resultant lower income before income taxes and cumulative effect of a change in an accounting principle.

Inflation

In the past, the Company has not been adversely affected by inflation, because it has been generally able to pass along to its customers increases in the costs of labor and materials.

Liquidity and Capital Resources

To date, the Company has generated cash from operations, bank borrowings and public offerings to meet its needs. At September 30, 2003, the Company had $1,962,000 in cash and cash equivalents. During the nine months ended September 30, 2003, the Company generated cash from operating activities of $10,806,000.

The Company has a $66,000,000 credit facility, of which $40,000,000 represents a revolving loan commitment. The credit facility is secured by all the Company’s assets, as well as the Company’s stock ownership in its subsidiaries. The credit facility expires in December 2006. On September 30, 2003, $9,200,000 was outstanding under the revolving loan commitment. The credit facility contains various covenants. The Company was in compliance with such covenants as of September 30, 2003.

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

Commitments and Contingencies

The following table represents a list of the Company’s contractual obligations and commitments as of September 30, 2003:

	Payments Due by Year (amounts in thousands)
	Total	3 months ending Dec. 31 2003	2004	2005	2006	2007	Thereafter
Long-term debt	$13,750	$1,750	$6,000	$4,000	$2,000	—	—
Operating leases	10,317	467	1,288	1,117	1,117	$1,041	$5,287

Total contractual cash obligations	$24,067	$2,217	$7,288	$5,117	$3,117	$1,041	$5,287

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuation in interest rates on our $66 million credit facility. During the three and nine months ended September 30, 2003, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 1.75%, or the Federal funds rate plus additional interest of between 0% and 0.5%. The additional interest charge is based upon certain financial ratios. We estimate that the average amount of debt outstanding under the credit facility for 2003 will be $25 million. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $250,000 for the year.

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

As of September 30, 2003, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

At our annual meeting of the stockholders held on August 13, 2003, the stockholders elected by the votes indicated below the following persons as directors to hold office until the next annual meeting and until their successors are elected and qualified:

Name:	Votes Cast For:	Votes Withheld:

Evan M. Gruber	8,906,690	937,498
Robert W. Campbell	9,837,281	6,907
Daniel J. Donahoe III	9,763,503	80,685
Stanley N. Gaines	9,764,258	79.930
Charles R. Gwirtsman	9,836,431	7,757
Charles C. McGettigan	9,837,101	7,087
Michael G. Rhodes	8,906,690	937,498
Myron A. Wick III	9,836,346	7,842

Item	5. Other Information

None

Item	6. Exhibits and Reports on Form 8-K

(a)     Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

Form 8-K, dated August 7, 2003, regarding press release issued by Modtech Holdings, Inc. on August 7, 2003 announcing its financial results for the quarter ended June 30,2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Modtech Holdings, Inc.

Date:	November 13, 2003	by:	/s/ DENNIS L. SHOGREN

Dennis L. Shogren
Chief Financial Officer

		by:	/s/ EVAN M. GRUBER

Evan M. Gruber
Chief Executive Officer