Form 10-K
period 2003-12-31
MODTECH HOLDINGS INC
filed 2004-03-15
CIK 1075066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code: (909) 943-4014

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $37,083,672. As of March 10, 2004, 13,726,664 shares of registrant’s common stock were outstanding.

Certain portions of the registrant’s definitive proxy statement for fiscal year ended December 31, 2003 to be filed not later than 120 days after the end of the fiscal year covered hereby are incorporated by reference in Part III of this Form 10-K report.

PART I

Item 1	BUSINESS

BUSINESS OVERVIEW

The Company was founded in 1982 with its initial business consisting of purchasing unfinished and outdated classroom shells and performing installation work. The Company subsequently changed its business to the design, manufacturing, marketing and installation of classroom and other custom modular projects. Since that time the Company has grown organically and through acquisition to become one of the premier modular building manufacturers in the country. In February 1999 the Company merged with SPI Holdings Inc., a Colorado corporation, designed and manufactured commercial and light industrial modular buildings in Arizona, Texas and California. In March 1999 the Company acquired Coastal Modular Buildings, Inc. and in March 2001 acquired Innovative Modular Structures. Both companies were based in central Florida. All of the acquired companies have been fully integrated into Modtech Holdings and are the foundation for our operations outside of California.

The Company is a leading provider of modular classrooms in the State of California and a significant provider of commercial and light industrial modular buildings in California, Nevada, Arizona, New Mexico, Utah, Colorado, Texas, Florida and other neighboring states. The Company is expanding its classroom offerings in all locations in response to increasing demand for new classroom products.

During 2003 the Company significantly expanded its participation in work performed on site. This work includes work historically done by other general contractors. Nearly 25% of the revenue generated during 2003 was a direct result of site-related work.

In October 2003 the Company also changed it primary marketing approach for classrooms and custom projects outside of California by “going direct.” By “going direct” the Company will use its own sales force to market and sell directly to end users for these target projects. The Company continues to use dealers for markets other than classrooms and custom projects.

PUBLIC FUNDING

Virtually all of the Company’s classroom sales are dependant on public funding. There have been a number of funding initiatives passed by the voters of California and these have contributed to the Company’s growth and success. Please refer to the section under Legislation and Funding for further discussion of California’s funding processes and funding history.

In 2002, California Assembly Bill #16 (AB16) was created to provide approximately $25 billion in proposed spending on new classroom and school construction and was signed by Governor Gray Davis in April 2002. The first $13 billion bond measure was overwhelmingly approved in November 2002. California voters also approved the remaining $12 billion on March 2, 2004.

Florida voters approved, in November 2002, a constitutional amendment to address overcrowded public schools. This amendment establishes statewide ceilings to be in place by 2010; 18 students per classroom in kindergarten through third grade, 22 per classroom in fourth through eighth and 25 per classroom in high school. A number of counties have passed sales-tax initiatives to fund these new classrooms.

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

The construction of new schools and the addition of classrooms at existing schools are tied to the sources and levels of funding available to California school districts. The availability of funding for new school and classroom additions, in turn, is determined in large measure by the amount of tax revenue raised by the State, the level of annual allocations for education from the State’s budget which is determined by educational policies that are subject to political concerns, and the willingness of the California electorate to approve state and local bond issues to raise money for school facilities.

In 1978, California voters approved Proposition 13, which rolled back local property taxes (a traditional source of funding for school districts) and limited the ability of local school districts to raise taxes to finance the construction of school facilities. The passage of Proposition 13, coupled with growing student populations, has increased the need for local school districts to find ways to reduce the cost of adding classrooms. The California legislature has adopted several statutes designed to alleviate some of the problems associated with the shortage of classrooms and lack of local funding alternatives. For example, in 1976, California adopted legislation that through November 1998 required, with certain exceptions, that at least 30% of all new classroom space added using State funds must be re-locatable structures. This requirement was satisfied through the purchase or lease of the Company’s classrooms. See “Business — Legislation and Funding – Authority for Bond Financing.” Additionally, in 1979 the California legislature adopted legislation that provides for State funding for the purchase of re-locatable classrooms that could be leased to local school districts.

When compared to the construction of a conventionally built classroom, modular classrooms offer a number of advantages, including, among others:

Lower Cost	—	The cost of the Company’s standard classroom may be as low as $29,000 installed, as compared to $100,000 to $120,000 for conventional site built construction of a comparable classroom;

Shorter Construction Time	—	A modular classroom can be built and ready for occupancy in a shorter period of time than that needed for state approval and construction of a site built conventional school facility;

Flexibility of Use	—	Modular re-locatable classrooms enable a school district to use the units for short or long term needs and to move them if necessary to meet shifts in student populations; and

Ease of Financing	—	As personal rather than real property, modular classrooms may be leased on a long or short-term basis from manufacturers and leasing companies. This allows school districts to finance modular classrooms out of both their operating and capital budgets.

The Company’s commercial and light industrial building revenues in the nonresidential modular market have resulted from the wide-spread acceptance of modular structures as an alternative to traditional site construction and the increasing number of applications for modular buildings across a broad spectrum of industries. Because modular buildings are constructed in a factory using an assembly line process, construction is typically not subject to the delays caused by weather and site conditions. Modular buildings can, therefore, generally be built faster than conventional buildings, at a lower cost and with more consistent quality. Modular buildings can generally be relocated more easily to meet the changing needs of end users and be quickly joined to other modular buildings to meet increased space requirements.

CALIFORNIA MODULAR RELOCATABLE CLASSROOMS

The Company’s California modular re-locatable classrooms are designed, engineered and constructed in accordance with structural and seismic specifications and safety regulations adopted by the California Department of State Architects, standards which are more rigorous than the requirements for other portable buildings. The Department of State Architects, which regulates all school construction on public land, has prescribed extensive regulations regarding the design and construction of school facilities, setting minimum qualifications for the preparation of plans and specifications, and reviews all plans for the construction or material modifications to any school building. Construction authorization is not given unless the school district’s architect certifies that a proposed project satisfies construction cost and allowable area standards. The Company interfaces with each school district’s architect or engineer to process project specifications through the Department of State Architects. The Company believes that the regulated environment in which the Company’s classrooms are manufactured serves as a significant barrier to market entry by prospective competitors. See “Business — Competition.”

Conventional site built school facilities constructed by school districts using funds from the State Office of Public School Construction typically require two to three years for approval and funding. By contrast, factory-built school buildings like the Company’s standard classrooms may be pre-approved by the State for use in school construction. Once plans and specifications for a given classroom have been pre-approved, school districts can thereafter include in their application to obtain State funds for new facilities a notification that they intend to use pre-approved, standardized factory-built classrooms. This procedure reduces the time required in the State’s approval process to as little as 90 days, thereby providing an additional incentive to use factory-built relocatable classrooms. In all cases, continuous inspection by a licensed third party is required during actual manufacture of the classrooms, with the school district obligated to hire and pay for such inspection costs.

The Company’s California classrooms are manufactured and installed in accordance with the applicable state building codes and Department of State Architect’s interpretive regulations, which supersedes all local building codes for purposes of school construction. The classrooms must comply with accessibility requirements for the handicapped, structural, and seismic and fire code requirements.

The Company manufactures and installs standard, largely pre-fabricated modular re-locatable classrooms, as well as customized classrooms, which are modular in design, but assembled on-site using components manufactured by the Company together with components purchased from third party suppliers. The Company’s classrooms vary in size from two modular units containing a total of 960 square feet to 20 units that can be joined together to produce a facility comprising 9,600 square feet. Larger configurations are also possible. Typical prices for the Company’s standard classrooms range from $29,000 to $34,000, while prices for a custom classroom generally exceed $50,000, depending upon the extent of customization required.

The two basic structural designs for standard and custom modular classrooms are a rigid frame structure and a shear wall structure. The rigid frame structure uses a steel floor and roof system, supported at each corner with square steel tubing. These buildings have curtain walls to enclose the interior from the outside, and have the advantage of unlimited width and length. Rigid frame structures may be used for multipurpose rooms and physical education buildings as well as standard classrooms. Shear wall classrooms have a maximum width of 48 feet (four 12-foot modules) and a maximum length of 60 feet. These classrooms use the exterior and interior walls to produce the required structural strength and can be built at lower costs than rigid frame structures. The Company’s most popular factory-built classroom is a rigid frame design, with two modules connected side by side to complete a 24 by 40-foot classroom.

Custom built classrooms, libraries and gymnasiums contain design variations and dimensions such as ceiling height, roof pitch, overall size and interior configuration. These units typically are not assembled at the factory but instead are shipped in pieces, including floors, walls and roofs, and assembled on-site. Contracts for custom-built units may include the design, engineering and layout for an entire school or an addition to a school, and involve site preparation, grading, concrete and asphalt work and landscaping. Customized classrooms are generally more expensive and take longer to complete than the Company’s standard classrooms.

Additionally, the Company has developed and manufactured two-story modular classroom buildings. A two-story complex may include cantilevered balconies, soffits, parapets and mansards. They typically include a modular elevator system as well as stairways. The Company’s two-story structures offer a variety of material and design options such as stucco, brick veneer, fiber cement panels or traditional wood siding.

The interior and exterior of all of the Company’s modular classrooms can be customized by employing different materials, design features and floor plans. Most classrooms are open, but the interior of the buildings can be divided into individual rooms by permanent or re-locatable partitions. The floor covering is usually carpet but may be sheet vinyl or ceramic tile depending upon the intended use of the classroom. Interior wall material is usually vinyl covered firtex over gypsum board, while other finishes such as porcelain enamel or painted hardboard may be used in such places as restrooms and laboratories. Electrical wiring, air conditioning, windows, doors, fire sprinklers and plumbing are installed during the manufacturing process. The exterior of the units is typically plywood siding, painted to the customer’s specifications, but other common exterior finishes may also be applied.

CALIFORNIA CLASSROOM CUSTOMERS

The Company markets and sells its modular classrooms primarily to California school districts. The Company also sells its classrooms to the State of California and leasing companies, both of which lease the classrooms principally to California school districts. Sales of classrooms to California school districts, the State of California and leasing companies accounted for 49.0%, 58.1% and 64.6% of the Company’s total net sales for the years ended December 31, 2001, 2002 and 2003. The Company’s customers typically pay cash from general operating funds or the proceeds of local bond issues, or lease classrooms through banks, leasing companies and other private funding sources. See “ Business — Legislation and Funding.”

Sales of classrooms to individual California school districts accounted for approximately 36.9%, 47.2% and 52.4%, respectively, of the Company’s net sales during the years ended December 31, 2001, 2002 and 2003, respectively, with sales of classrooms to third party lessors to California school districts during these periods accounting for approximately 5.7%, 4.5% and 9.8%, respectively, of the Company’s net sales. The mix of school districts to which the Company sells its products varies somewhat from year to year. Sales of classrooms directly to the State of California during 2003 represented approximately 2.5% of the Company’s net sales, compared to approximately 6.4% and 5.7%, respectively, of the Company’s 2002 and 2001 net sales, respectively. One of the lessors to which the Company sells classrooms for lease to California school districts is affiliated with the Company through ownership by one of the Company’s officers. During the years ended December 31, 2001, 2002 and 2003, sales of classrooms to this affiliated leasing company comprised approximately 0.8%, 3.4% and 2.0%, respectively, of the Company’s net sales.

COMMERCIAL, LIGHT INDUSTRIAL MODULAR BUILDINGS AND RELOCATABLE CLASSROOMS FOR OTHER STATES

The Company is also a designer, manufacturer and wholesaler of commercial and light industrial modular buildings. The Company designs and builds modular buildings to customer specifications for a wide array of uses, including governmental, healthcare, educational, airport and correctional facilities; office and retail space; daycare centers; libraries; churches; construction trailers; golf clubhouses; police stations; convenience stores; fast food restaurants; classrooms and sales offices. The modular buildings serve as temporary, semi-permanent and permanent facilities and can function as free-standing buildings or additions to existing structures. These modular buildings range in size and complexity from a basic single-unit 100-square foot module to a 50,000-square foot building combining several structures and containing multiple stories. The price at which the Company’s modular buildings are sold to dealers ranges from $7,000 to over $25,000 per module.

SALES AND MARKETING

California Classroom Sales Force

At December 31, 2003 the Company’s California classroom sales force was divided into three marketing regions: Northern, Central and Southern California. At December 31, 2003, the Company employed four classroom salespersons. These salespersons maintain contact with the individual school districts in their respective marketing regions on an annual basis. They are also in contact with architects and construction management firms employed by the school districts, as well as school officials who may be in a position to influence purchasing decisions.

Most of the Company’s contracts are awarded on an open bid basis. The marketing process for many of the Company’s contracts begins prior to the time the bid process begins. After the Company selects bids or contracts that it desires to pursue, the Company’s marketing and engineering personnel interface directly with various school boards, superintendents or architects during the process of formulating bid or contract specifications. The Company prepares its bids or proposals using various criteria, including current material prices, historical overhead costs and a targeted profit margin. Substantially all of the Company’s contracts are turnkey, including engineering and design, manufacturing, transportation and installation. Open bid contracts are normally awarded to the lowest responsible bidder.

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

The Company is vertically-integrated in the manufacture of its modular classrooms, in that the Company fabricates substantially all of its own metal components at its facilities, including structural floor and roof joists, exterior roof panels, gutters, foundation vents, ramps, stairs and railings. The Company believes that the ability to fabricate its own metal components helps it reduce the costs of its products and control their quality and delivery schedules. The Company maintains a quality control system throughout the manufacturing process, under the supervision of its own quality control personnel and independent third party inspectors engaged by its customers. In addition, the Company tracks the status of all classrooms from sale through installation and completion.

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

The Company oversees installation of its modular classrooms on-site, using its own employees for project supervision as the general contractor and, whenever possible, for utility hook-ups and other tasks. In many projects, the Company performs or supervises subcontracted electrical, plumbing, grading, paving, concrete work, and other site preparation work and services. The Company has general contractor’s licenses in its markets of choice.

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

A continuous flow assembly line process also produces the Company’s commercial and light industrial modular buildings. Multiple structures are assembled simultaneously at various stations along the assembly line. Depending upon the complexity of the design for a particular modular building, the average construction time from receipt of the order to shipment ranges from 30 to 45 days. Once construction of a typical modular building commences, the building can be completed in as few as seven to ten days.

At December 31, 2003, the Company had six manufacturing facilities. Two are located in Southern California, in Perris, California, which is approximately 60 miles east of Los Angeles. The Company has another facility in Lathrop, California. Lathrop is located approximately 75 miles east of San Francisco. The fourth manufacturing facility is located in Phoenix, Arizona. The Company has another facility in Glen Rose, Texas. Glen Rose is located approximately 75 miles southwest of Dallas. The Company’s sixth manufacturing facility is located in Plant City, Florida, northeast of Tampa.

The standard contractual warranty for the Company’s modular buildings is one year, although it may be varied by contract specifications. Purchased equipment installed by the Company, such as air conditioning units, carries the manufacturers’ standard warranty. Warranty costs have not been material in the past.

The Company believes that there are multiple sources of supplies available for all raw materials and equipment used in manufacturing its modular buildings, most of which are standard construction items such as steel, plywood and dimensional lumber.

BACKLOG

The Company manufactures classrooms and other buildings to fill existing orders only, and not for inventory. As of December 31, 2003, the backlog of sales orders was approximately $115 million, up from approximately $85 million at December 31, 2002. Backlog that will be converted during the current fiscal year is approximately $97 million. The rate of booking new contracts varies month to month, and customer changes in delivery schedules occur. For these reasons, among others, the Company’s backlog as of any particular date may not be representative of actual sales for any succeeding period.

COMPETITION

The modular re-locatable classroom industry is highly competitive, with the market divided among a number of privately-owned companies whose share of the market is smaller than that of the Company. The Company believes that the nature of the bidding process, the level of performance bonding required, and the industry’s regulated environment serve as barriers to market entry, and that the expertise of its management gives it an advantage over competitors. The Company believes that, based upon 2000 net sales, it is the largest modular re-locatable classroom manufacturer in California. Nevertheless, the Company believes that additional competitors may enter the market in the future, some of whom may have significantly greater capital and other resources than are available to the Company, and that competition may therefore increase.

The Company also believes that its expertise in site preparation and on-site installation gives it a competitive advantage over many manufacturers of higher-priced, customized modular units, while its vertically integrated, assembly-line approach to manufacturing enables the Company to be one of the low cost producers of standardized, modular re-locatable classrooms in California. Unlike many of its competitors, the Company manufactures most of its own metal components which allows the Company to maintain quality control over these components and to produce them at a lower average cost than that at which they could be obtained from outside sources. The Company also believes that the quality and appearance of its buildings, and its reputation for reliability in completion of its contracts, enable it to maintain a favorable position among its competition.

The Company categorizes its current competition based upon the geographic market served (Northern California versus Southern California), as well as upon the relative degree of customization of products sold. Beyond a radius of approximately 300 miles, the Company believes that transportation costs typically will either significantly increase the prices at which it bids for given projects, or will substantially erode the Company’s gross profit margins.

The primary competitors of the Company for standardized classrooms are believed to be Aurora Modular Industries in Southern California and American Modular Systems in Northern California. Turn Key Schools in Southern California and Design Mobile Systems in Northern California are the Company’s primary competitors in the market for higher-priced, customized classrooms. Each of these four competitors is a privately-owned company.

With respect to the commercial and light industrial modular buildings, the nonresidential modular building industry is highly competitive. For the Company’s highly customized modular buildings, the main competitive factor is the ability to meet end user requirements in a timely manner, while price is the main competitive factor for less customized structures. Because the cost of transporting completed modular buildings is substantial, most manufacturers limit their distribution to dealers located within a 400-mile radius of their manufacturing facility. As a result, the nonresidential modular building industry is highly fragmented and is composed primarily of small, regionally-based private companies maintaining a single manufacturing facility.

The primary competitors of the Company for commercial and light industrial modular buildings are believed to be Modular Structures International, Walden Structures, Miller Building Systems and Indicom Building Systems.

PERFORMANCE BONDS

A substantial portion of the Company’s sales require that the Company provide bonds to ensure that the contracts will be performed and completed in accordance with contract terms and conditions, and to assure that subcontractors and materialmen will be paid. In determining whether to issue a performance bond on behalf of the Company, bonding companies consider a variety of factors concerning the specific project to be bonded, as well as the Company’s levels of working capital, shareholders’ equity and outstanding indebtedness. From time to time the Company has had, and in the future may again encounter, difficulty in obtaining bonding for a given project. Although it has had no difficulty in obtaining the necessary bonding in the last twelve months, the Company believes that its difficulty in obtaining bonding for certain large projects from time to time in the past has been attributable to the Company’s levels of working capital, shareholders’ equity and indebtedness, and not concerns about the Company’s ability to perform the work required under the contract. To assist the Company in obtaining performance bonds in certain instances, the Company’s executive officers have been required to indemnify the bonding companies against all losses they might suffer as a result of providing performance bonds for the Company.

REGULATION OF CLASSROOM CONSTRUCTION

In 1933, the California Legislature adopted the Field Act, which generally provides that school facilities must be constructed in accordance with more rigorous structural and seismic safety specifications than are applicable to general commercial buildings. Under the Field Act, the Department of General Services, through the Department of State Architects, has prescribed extensive regulations regarding the design and construction of school facilities, and reviews all plans for the construction of material modifications to any school building. Construction authorization is not given unless the school district’s architect certifies that a proposed project satisfies construction cost and allowable area standards. In addition, the Field Act provides for the submittal of complete plans, cost estimates, and filing fees by the school district to the Department of General Services, for the adoption of regulations setting minimum qualifications for the preparation of plans and specifications, and the supervision of school construction by a licensed architect or structural engineer.

Additionally, California legislation provides that certain factory-built school buildings may be pre-approved by the State for use in school construction. Once plans and specifications for a given classroom have been pre-approved by the Department of General Services, school districts can thereafter include in their application to obtain State funds for new facilities a notification that they intend to use pre-approved, standardized factory-built classrooms. This procedure reduces the time required in the State’s approval process thereby providing additional incentive to use factory-built re-locatable classrooms. The Department of General Services provides for the continuous on-site inspection during actual manufacturing of the classrooms, with the school districts obligated to reimburse the Department for the costs of such inspection.

LEGISLATION AND FUNDING

The demand for modular re-locatable classrooms in California is affected by various statutes. These statutes, among other things, prescribe the methods by which the Company’s customers, primarily individual school districts, obtain funding for the construction of new school facilities, and the manner in which available funding is to be spent by the school districts.

In 1978, Proposition 13 was approved, which rolled back property taxes and limited the ability of local school districts to rely upon revenue from such taxes to finance the construction of school facilities. As a result, financing for new school construction and rehabilitation of existing schools by California school districts is currently provided, at the state level, by funds derived from general revenue sources or statewide bond issues, and, at the local level, by local bond issues and fees imposed on the developers of residential, commercial and industrial real property (“Developer Fees”). Historically, the primary source of financing for the purchase or lease of re-locatable classrooms has been state funding.

STATE FUNDING: A source of funding at the State level for new school facilities is through the issuance and sale of statewide general obligation bonds which are repaid out of the State’s General Funds. Proposals to issue such bonds are placed on statewide ballots from time-to-time in connection with general or special elections, and require approval by a majority of the votes cast in connection with such proposals.

AUTHORITY FOR BOND FINANCING: Under the School Building Lease - Purchase Law of 1976, the State Allocation Board is empowered to purchase or lease school facilities using funds from the periodic issuance of general obligation bonds of the State of California. These purchased or leased school facilities may be made available by the State Allocation Board to school districts. Certain matching funds, usually derived from Developer Fees, are required to be supplied by the school districts seeking state funded facilities. If the school districts acquire re-locatable structures using Developer Fees, the amount of the required matching funds is reduced by the cost of such facilities. This reduction in matching funds is intended to provide an incentive for school districts to lease re-locatable classrooms. Prior to November 1998, as a condition of funding any project under this program, at least 30% of new classroom space to be added must be comprised of re-locatable structures, unless re-locatable structures are not available or special conditions of terrain, climate or unavailability of space make the use of re-locatable structures impractical. In addition, State funds under this program are not available to school districts which are determined to have an adequate amount of square footage available for their student population.

Senate Bill 50, which was passed in November 1998 by the California Legislature, revised the School Building Lease – Purchase Law of 1976 by eliminating the requirement that at least 30% of all new classroom space being added using California state funds must be re-locatable classrooms. In general, it replaced this provision with a requirement that, in order for school districts to increase the amount of funds to be received from developers in excess of the current statutory level, the school districts must show that 20% of all classroom space in the district, not just new space added, consists of re-locatable classrooms. The bill also placed a $9.2 billion bond issue on the November 1998 ballot, which was approved by the voters. The bill allocated from the bond issue $2.9 billion for growth and new construction, and $2.2 billion for modernization and reconstruction through the year 2001. In addition, it allocated $700 million for class-size reductions to fully implement the program from kindergarten through third grade. The costs to implement the foregoing include land acquisition costs, hiring of new teachers, remodeling of existing structures and construction of new permanent and re-locatable structures. The bill does not designate the specific usage of funds, and the actual amount spent on relocatable classrooms will vary among school districts. Implementation of Senate Bill 50 began the third week of January 1999. The implementation of Senate Bill 50 did not significantly change the Company’s operating results.

In 2002, California Assembly Bill #16 (AB16) was created to provide approximately $25 billion in proposed spending on new classroom and school construction and was signed by Governor Gray Davis in April 2002. The first $13 billion bond measure was overwhelmingly approved in November 2002. California voters also approved the remaining $12 billion on March 3, 2004.

In response to the adoption of Proposition 13, the State of California adopted the California Emergency Classroom Law of 1979, pursuant to which the State Allocation Board may spend up to $35 million per year from available funds to purchase re-locatable classrooms to be leased to school districts. Re-locatable classrooms are not available to school districts under this program if the school district has available local bond proceeds that could be used to purchase classroom facilities, unless the district has approved projects pending under the School Building Lease - Purchase Law of 1976. The State has, in the past, funded this program primarily from the proceeds of statewide bond issues approved by voters.

BUDGET ALLOCATIONS: Proposition 98, which was approved in 1988, requires the State of California to allocate annually from the State’s budget, for the support of school districts and community college districts, a minimum amount equal to the same percentage of funds as was appropriated for the support of those institutions in fiscal year 1986-87. While this requirement may be suspended for a given year by emergency legislation, it has the effect of limiting the ability of the California legislature to reduce the level of school funding from that in existence in 1986-87. The State raises the necessary funds through proceeds from the sale of statewide bond issues, income tax revenues and other revenues. Currently, California has incurred a budget deficit estimated to be as much as $35 billion. This may drastically effect allocations to support the California school districts and community college districts.

LOCAL FUNDING: Local school districts in California have the ability to issue local general obligation bonds for the acquisition and improvement of real property for school construction. These bond issues require the approval of 55% of the voters in the district and are repaid using the proceeds of increases in local property taxes. A local school district may also levy Developer Fees on new development projects in the district, subject to a maximum rate set by state law. The Developer Fees can only be levied if the project can be shown to contribute to the need for additional school facilities and the fee levied is reasonably related to such need. In addition, California law provides for the issuance of bonds by Community Facilities Districts which can be formed by a variety of local government agencies, including school districts. These districts, known as “Mello-Roos” districts, can have flexible boundaries and the tax imposed to repay the bonds can be based on property use, acreage, population density or other factors.

In November 2002, Florida voters approved a constitutional amendment to address overcrowded public schools. This amendment establishes statewide ceilings to be in place by 2010; 18 students per classroom in kindergarten through third grade, 22 per classroom in fourth through eighth and 25 per classroom in high school. A number of counties have passed sales-tax initiatives to fund these new classrooms.

OTHER LEGISLATION

California has taken steps to encourage local school districts to adopt year-round school programs to help increase the use of existing school facilities and reduce the need for additional school facilities. School districts requesting state funding under the School Building Lease - Purchase Law of 1976 or the Emergency Classroom Law of 1979 discussed above must submit a study examining the feasibility of implementing in the district a year-round educational program that is designed to increase pupil capacity in the district or in overcrowded high school attendance areas. The feasibility study requirement is waived, however, if the district demonstrates that emergency or urgent conditions exist in the district that necessitates the immediate need for re-locatable buildings. The demand for new school facilities, including re-locatable classrooms, would be adversely affected in the event that a significant number of California school districts implemented year-round school programs. In addition, a significant increase in the level of voluntary or mandatory busing of students from overcrowded schools to schools with excess capacity could adversely affect demand for new school facilities.

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

EMPLOYEES

At December 31, 2003, the Company had 901 employees. The Company’s employees are not represented by a labor union, and it has experienced no work stoppages. The Company believes that its employee relations are good.

ITEM 2	PROPERTIES

The Company’s principal executive and administrative facilities are located in approximately 17,000 square feet of modular buildings at its primary manufacturing facility located in Perris, California. This manufacturing facility occupies twenty-five acres, with approximately 226,000 square feet of covered production space under roof, pursuant to a lease expiring in 2014. A second facility in Perris occupies approximately thirty acres, with approximately 120,000 square feet of covered production space under roof, pursuant to a lease expiring in 2014. This second facility also includes approximately 80,000 square feet under roof used as a metal working facility. The Company’s third plant consists of a 400,000 square foot manufacturing facility, with approximately 160,000 square feet of covered production space under roof, on a 30-acre site in Lathrop, California that is leased through 2019.

The fourth plant consists of approximately 50,000 square feet of covered production space under roof, on a 10-acre site in Phoenix, Arizona, pursuant to a lease expiring in 2007. The fifth plant consists of approximately 80,000 square feet of manufacturing area on a 20-acre site in Glen Rose, Texas, outside the Dallas-Fort Worth metropolitan area. The Texas lease expires in 2008.

The Company purchased its sixth facility in January 2003 for approximately $2.5 million. This facility, including office space, consists of 106,000 square feet on a 17-acre site in Plant City, Florida, northeast of Tampa.

During 2003 the Company closed three facilities. The company chose not to renew its lease for a plant in Glendale, Arizona. The operations at this plant were consolidated into the Company’s Phoenix operation. The Company also choose not to renew it lease for a plant in St. Petersburg, Florida. The operations from this plant and from a company-owned facility also in St. Petersburg were consolidated into the newly purchased and expanded operations in Plant City, Florida. The company-owned property is currently listed for sale.

The Company believes that its facilities are well maintained and in good operating condition, and meet the requirements for its immediately foreseeable business needs. Two of the Company’s facilities at December 31, 2003, are leased from an affiliate.

ITEM 3.	LEGAL PROCEEDINGS

The Company is from time to time involved in various lawsuits related to its ongoing business operations, primarily collection actions or vendor disputes. In the opinion of management, no pending lawsuit will result in any material adverse effect upon the Company or its financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock was traded on the NASDAQ National Market System under the symbol “MODT”. The range of high and low sales prices for the common stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below, are as follows:

Quarter Ended	High	Low
3/31/02	11.490	8.200
6/30/02	12.896	9.950
9/30/02	12.880	9.600
12/31/02	11.739	8.800

3/31/03	10.000	6.550
6/30/03	9.750	6.950
9/30/03	9.740	7.260
12/31/03	8.660	7.440

On December 31, 2003, the closing sales price on The NASDAQ National Market for a share of the Company’s Common Stock was $8.41. The approximate number of holders of record of the Company’s Common Stock as of December 31, 2003, was 64.

STOCK COMPENSATION PLAN TABLE

The following table sets forth the number of shares to be issued upon exercise of outstanding options, the weighted-average exercise price of such options, and the number of shares remaining available for issuance as of the end of the company’s most recently completed fiscal year.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,378,058	$8.14	559,364

Equity compensation plans not approved by security holders	N/A	N/A	N/A

DIVIDEND POLICY

The Company has not paid cash dividends on its Common Stock since 1990. The Board of Directors currently intends to follow a policy of retaining all earnings, if any, to finance the continued growth and development of the Company’s business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon the Company’s financial condition and results of operations and other factors deemed relevant by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected statement of operations and balance sheet data set forth below should be read in conjunction with those consolidated financial statements (including the notes thereto) and with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” also included elsewhere herein.

	Year Ended December 31,
	1999	2000	2001	2002	2003
Statement of Operations Data:
Net sales	$167,228	$234,734	$201,116	$167,973	$159,870
Cost of goods sold	138,668	198,501	165,068	144,782	147,938

Gross profit	28,560	36,233	36,048	23,191	11,932
Selling, general and administrative expenses	6,834	8,011	8,093	7,488	8,129
Goodwill and covenant amortization	3,213	3,702	3,751	369	79
Income from operations	18,513	24,520	24,204	15,334	3,724
Interest income (expense), net	(3,083)	(4,928)	(3,067)	(1,628)	(1,359)
Other income	85	61	91	40	30

Income before income taxes and cumulative effect of a change in an accounting principle	15,515	19,653	21,228	13,746	2,395
Income taxes	(7,128)	(9,237)	(9,606)	(5,773)	(938)

Income before cumulative effect of a change in an accounting principle	$8,387	$10,416	$11,622	$7,973	$1,457

Cumulative effect of a change in an accounting principle	—	—	—	(37,288)	—

Net income (loss)	8,387	10,416	11,622	(29,316)	1,457

Net income (loss) available for common stockholders (1)	$8,251	$10,260	$11,466	$(29,471)	$1,450

Basic earnings per common share before cumulative effect of a change in an accounting principle	$0.64	$0.78	$0.85	$0.58	$0.11
Cumulative effect of a change in an accounting principle per common share - basic	—	—	—	$(2.77)	—

Basic earnings (loss) per common share	$0.64	$0.78	$0.85	$(2.19)	$0.11

Basic weighted-average shares outstanding	12,986	13,238	13,411	13,479	13,688
Diluted earnings per common share before cumulative effect of a change in an accounting principle	$0.59	$0.72	$0.82	$0.54	$0.10
Cumulative effect of a change in an accounting principle per common share - diluted	—	—	—	$(2.53)	—

Diluted earnings (loss) per common share	$0.59	$0.72	$0.82	$(1.99)	$0.10

Diluted weighted-average shares outstanding	14,204	14,357	14,422	14,723	14,103

	As of December 31,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Working capital	$11,231	$17,153	$25,265	$28,001	$21,480
Total assets	168,723	187,702	186,396	154,542	145,046
Total liabilities	58,050	65,610	52,099	49,277	37,937
Long-term debt, excluding current portion	32,000	23,600	19,000	12,000	6,000
Shareholders’ equity	110,672	122,092	134,297	105,265	107,109

	Year Ended December 31,
	1999	2000	2001	2002	2003
Selected Operating Data:
Gross margin	17.1%	15.4%	17.9%	13.8%	7.5%
Operating margin	11.1%	10.4%	12.0%	9.1%	2.3%
Backlog at period end(2)	$60,000	$80,000	$80,000	$85,000	$115,000

(1)	After deduction of preferred stock dividends of $156,000 for each of the years ended December 31, 2001 and 2002 respectively and $7,000 for the year ended December 31, 2003.

(2)	The Company manufactures classrooms and other buildings to fill existing orders only, and not for inventory. Backlog consists of sales orders scheduled for completion during the next 18 months, approximately. Approximately $97 million of the $115 million backlog will convert into sales during 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

This annual report contains statements which, to the extent that they are not recitations of historical fact, such as our belief that we have sufficient liquidity to meet our near-term operating needs constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are intended to be subject to the safe harbor protection within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this annual report, including the Notes to the Consolidated Financial Statements and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, there is no assurance that our expectations will be attained.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company’s statements of operations.

PERCENTAGE OF NET SALES

	Years Ended December 31,
	2001	2002	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.1	86.2	92.5

Gross profit	17.9	13.8	7.5
Selling, general and administrative expenses	4.0	4.5	5.1
Goodwill and covenant amortization	1.9	0.2	0.1

Income from operations	12.0	9.1	2.3
Interest expense, net	(1.5)	(0.9)	(0.8)
Other income	—	—	—

Income before income taxes and cumulative effect of a change in accounting principle	10.5	8.2	1.5
Income taxes	4.7	3.4	0.6

Income before cumulative effect of a change in accounting principle	5.8%	4.8%	0.9%

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Net sales for the year ended December 31, 2003, declined by $8.1 million, or approximately 4.8%, when compared to the prior year. The decrease in 2003 is attributable to lower sales of commercial and industrial buildings, reflecting the general business decline in the non-residential building sector and the overall economy. Lower sales were also impacted in the fourth quarter by the shift in marketing approach for non-classroom sales as the Company moved away from a reliance on a dealer network and focused more on direct sales for these products. The Company believes that the decline in sales associated with the shift to greater direct sales is temporary as the Company develops the necessary sales network.

Gross profit for the year ended December 31, 2003 was $11.9 million, a decrease of $11.3 million, or approximately 48.7%, when compared to the previous year. Gross profit as a percentage of net sales decreased to 7.5% in 2003 from 13.8% in 2002. The decrease in gross profit was due to several factors:

Unplanned costs on certain projects were driven by the transition to more complex, multi-story projects that accelerated during 2003. With these complex projects accounting for more than 50% of the net revenue in 2003, up significantly over the prior year, the Company went through a significant learning curve, particularly for the site portion of the contracts. The Company believes that the experience gained in project management and actual execution on project sites positions the Company well for 2004 and beyond.

Unabsorbed fixed and semi-variable costs associated with the decline in production during the fourth quarter contributed significantly to the decline in gross margin for 2003. Fourth quarter sales of $23.1 million were down $13.1 million from the prior year fourth quarter. The Company believes that increased volumes projected for 2004 and a flattening of the historical sales cycle due to geographic and product offering expansions will minimize these unabsorbed costs going forward.

During 2003 the Company closed three leased facilities, consolidating three facilities into one in Florida and two facilities into one in Arizona. While these plant consolidations did drive incremental costs in 2003, going forward, significant savings are anticipated due to increased efficiencies.

The lower margins of 2003 are not seen as establishing or continuing a trend. The Company expects higher margins associated with the reduced reliance on the dealer network as well as the improvements noted above.

In 2003, selling, general and administrative (SG&A) expenses increased $0.6 million over the prior year with SG&A costs representing 5.1% of sales compared to 4.5% of sales the prior year. This increase was directly attributable to increased sales activities in the Florida classroom market and to the shift to direct sales for non-classroom sales throughout the Company. Although SG&A is expected to decline as a percent of sales from 2003 levels, the Company believes the direct sales model will have higher SG&A costs than the costs associated with using a dealer network. However, direct-sales margins are higher than sales to the dealer network and more than justify the increased SG&A expense.

In 2002, in accordance with SFAS No. 142, the Company took an impairment charge to goodwill of $37,288,488, which was recognized as a cumulative effect of a change in accounting principle in the three month period ended March 31, 2002. Effective January 1, 2002 the Company ceased amortizing its goodwill and continues to amortize its covenants not to compete over their respective useful lives. In 2003, covenant amortization decreased $0.3 million as a result of certain covenants not to compete becoming fully amortized. The remaining covenants not to compete will be fully amortized in 2006.

In 2003, net interest expense continued to decrease, declining from $1.6 million in 2002 to $1.4 million in 2003. The decrease is attributable to repayments on long-term debt. As a percentage of net sales, interest expense, net decreased to 0.8% in 2003 from 0.9% in 2002.

The provision for income taxes was $938 thousand for the year ended December 31, 2003, compared to $5.8 million for 2002. The Company’s effective tax rate decreased from 42.0% for the year ended December 31, 2002 to 39.2% for the year ended December 31, 2003. The decrease in income taxes is attributed to the decrease in income before income taxes and an a decrease in estimated taxes for tax settlements. The effective tax rate is expected to return to approximately 42% for 2004.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net sales for the year ended December 31, 2002 decreased to $168.0 million, a decrease of $33.1 million or approximately 16.5%, from $201.1 million in 2001. The decrease in 2002 is attributable to lower sales of commercial and industrial buildings, reflecting the general business decline in the non-residential building sector and the overall economy.

For the year ended December 31, 2002, gross profit was $23.2 million, a decrease of $12.9 million, or approximately 35.7%, from gross profit of $36.0 million. Gross profit as a percentage of net sales decreased to 13.8% in 2002 from 17.9% in 2001. The percentage decrease in gross profit was due principally to a decrease in production. The Company was unable to recover a portion of its fixed production facility costs through billings to customers.

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

Goodwill was recorded for acquisitions in 1999 and 2001 and was amortized from the respective dates of acquisition through December 31, 2001. SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Accordingly, no goodwill amortization was recorded for the year ended December 31, 2002. In accordance with SFAS No. 142, the Company took a one-time impairment charge to goodwill of $37,288,488, which was recognized as a cumulative effect of a change in accounting principle in the three month period ended March 31, 2002. The Company continues to amortize its covenants not to compete over their respective useful lives.

In 2002, interest expense, net, decreased to $1.6 million from $3.1 million in 2001. The decrease is attributable to decreased line of credit borrowings, decreased long-term debt due to repayments and decreased interest rates for the year ended December 31, 2002. As a percentage of net sales, interest expense, net, decreased to 0.9% in 2002 from 1.5% in 2001.

Income before income taxes and the cumulative effect of a change in accounting principle for the year ended December 31, 2002 decreased by $7.5 million, or 35.2%, when compared to 2001. As a percentage of net sales, income before income taxes and the cumulative effect of a change in accounting principle decreased from 10.5% in 2001, to 8.2% in 2002.

The provision for income taxes was $5.8 million for the year ended December 31, 2002, compared to $9.6 million for 2001. The Company’s effective tax rate decreased to 42.0% for the year ended December 31, 2002 from 45.3% for the year ended December 31, 2001. The decrease in income taxes is attributed to the decrease in income before income taxes and cumulative effect of a change in an accounting principle, which is primarily the result of the decrease in net sales.

Income before the cumulative effect of a change in accounting principle for 2002 decreased by $3.6 million, or 31.4%, when compared to 2001. As a percentage of net sales, income before the cumulative effect of a change in accounting principle decreased from 5.8% in 2001 to 4.8% in 2002.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded its operations and capital expenditures with cash generated internally by operations, supplemented by borrowings under various credit facilities and public offerings. During the years ended December 31, 2001, 2002 and 2003, the Company’s operations provided cash in the amounts of approximately $8.1 million, $8.2 million and $14.1 million, respectively. At December 31, 2003, the Company had $1.1 million in cash and cash equivalents and working capital of $21.5 million.

The financial performance during the fourth quarter of 2003 resulted in the violation of certain bank covenants. The Company secured waivers for those covenant violations and amended its credit facility in March 2004. Reflecting the reduction in long-term debt and lower revolving fund requirements, the company now has a $47 million bank credit facility which provides for a $35 million revolving credit line. The credit facility is secured by all the Company’s assets. At December 31, 2003, $7.4 million was outstanding under the revolving credit line. The credit facility expires in December 2006 at which time the long-term debt will be fully paid.

The Company had working capital of $25.3 million, $28.0 million and $21.5 million at December 31, 2001, 2002 and 2003, respectively. In 2003, current assets decreased by $11.6 million, with a decrease of $8.4 million in costs and estimated earnings in excess of billings on contracts, a decrease in contracts receivable of $5.0 million, and a decrease in inventories of $1.5 million offset by an increase of $0.5 million in due from affiliates, an increase of $1.0 million in prepaid assets, an increase of $0.9 million in cash, an increase of $0.6 million in other current assets, and an increase of $0.2 million in deferred tax assets. Current liabilities decreased by $5.1 million, attributable to an increase of $1.6 million in billings in excess of earnings offset by a decrease of $2.6 million in current portion of long-term debt and revolving line of credit and a decrease of $4.1 million in accounts payable and accrued liabilities.

Capital expenditures amounted to $1.2 million, $1.1 million and $4.7 million during the years ended December 31, 2001, 2002 and 2003, respectively. In all three years, the majority of expenditures were a result of expanding production capacity at the Company’s various facilities. The Company expects to expend approximately $4.5 million in capital projects in 2004.

Management believes that the Company’s existing product lines and manufacturing capacity will enable the Company to generate sufficient cash through operations, supplemented by the Company’s bank line of credit, to finance the Company’s business over the next twelve months. However, additional cash resources may be required if the Company’s rate of growth exceeds currently anticipated levels. Moreover, it may prove necessary for the Company to construct or acquire additional manufacturing facilities in order for the Company to compete effectively in new market areas or states which are beyond a 300 mile radius from one of its production facilities. The construction or acquisition of new facilities could require significant additional capital. For these reasons, among others, the Company may need additional debt or equity financing in the future. There can be, however, no assurance that the Company will be successful in obtaining such additional financing, or that any such financing will be available on terms acceptable to it.

COMMITMENTS AND CONTINGENCIES

The following table represents a list of the Company’s contractual obligations and commitments as of December 31, 2003:

	Payments Due by Year (amounts in thousands)
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$12,000	$6,000	$4,000	$2,000	—	—	—
Operating leases	10,031	1,303	1,131	1,131	$1,054	$629	$4,783

Total contractual cash obligations	$22,031	$7,303	$5,131	$3,131	$1,054	$629	$4,783

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

Allowances for Contract Adjustments

The Company maintains allowances for contract adjustments that result from the inability of its customers to make their required payments. Management bases its allowances on analysis of the aging of accounts receivable, by account, at the date of the financial statements, assessments of historical collection trends, and an evaluation of the impact of current economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Revenue Recognition on Construction Contracts

Contracts are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as unbilled or deferred revenue.

Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes. Risks relating to project delivery, productivity and other factors are considered in the estimation process. Our estimates of revenues and costs on construction contracts change periodically in the normal course of business due to factors such as productivity and modifications of contractual arrangements. Such changes are reflected in the results of operations as a change in accounting estimate in the period the revisions are determined. Provisions for estimated losses are made in the period in which the loss first becomes apparent.

SEASONALITY

Historically, the Company’s quarterly revenues have been highest in the second and third quarters of each calendar year because a large number of orders for modular classrooms placed by school districts require that classrooms be constructed, delivered and installed in time for the upcoming new school year which generally commences in September. The Company has typically been able to add employees as needed to respond to the corresponding increases in manufacturing output required by such seasonality to meet currently foreseeable increases in this seasonal demand.

The Company’s first and fourth quarter revenues are typically lower due to greater number of holidays and days of inclement weather during such periods. In addition, the Company’s operating margins may vary on a quarterly basis depending upon the mix of revenues between standardized classrooms and higher margin customized classrooms and the timing of the completion of large, higher margin customized contracts.

The Company anticipates a smoothing of this seasonality due to the growing impact of multi-year contracts and increased sales outside the traditional classroom market. However, these factors will not fully offset the impact of inclement weather and concentrations of holidays. So although the impact of seasonality is expected to be diminished, revenue and margins in the first and fourth quarters will likely be lower than in the second and third quarters.

INFLATION

During the past three years, the Company has not been adversely affected by inflation, because it has been generally able to pass along increases in the costs of labor and materials to its customers. However, there can be no assurance that the Company’s business will not be affected by inflation in the future. Although the company is aggressively pursuing means of offsetting the impact, recent steel prices have increased significantly and 2004 gross margin may see some impact from these increases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk that a change in the level of one or more market factors such as interest rates, foreign currency exchange rates, or equity prices will result in losses for a certain financial instrument or group of instruments. We are principally exposed to interest rate and credit risks. We are not exposed to foreign currency exchange rate risk.

INTEREST RATE RISK

We are exposed to market risks related to fluctuation in interest rates on our $66 million credit facility. During 2003, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 3.50%, or the Federal funds rate plus additional interest of between 0.0% to 0.5%. The additional interest charge is based upon certain financial ratios. We estimate that the average amount of debt outstanding under the credit facility for 2004 will be $24 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $240,000 for the year.

CREDIT RISK

We are currently exposed to credit risk on credit extended to customers. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been small and within our expectations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, along with the notes thereto and the independent auditors’ report thereon, required to be filed in response to this Item 8 are attached hereto as exhibits under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our SEC filings. No changes occurred during the quarter ended December 31, 2003 in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits and Financial Statement Schedules

1 & 2. Index to Financial Statements

The following financial statements and financial statement schedule of the Company, along with the notes thereto and the Independent Auditors’ Reports, are filed herewith, as required by Part II, Item 8 hereof.

Financial Statements

All other financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto, the amounts involved are not significant, or the schedules are not applicable.

3. Exhibits

Exhibit Number	Name of Exhibit

3.1[1]	Certificate of Incorporation of Modtech Holdings, Inc.

3.2	Bylaws of Modtech Holdings, Inc.

10.1[2]	Modtech, Inc.’s 1996 Stock Option Plan.

10.2[3]	Transaction Advisory Agreement.

10.3	Employment Agreement between the Company and Evan M. Gruber.

10.5	Employment Agreement between the Company and Michael G. Rhodes.

10.6[5]	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett Street property in Perris, California.

10.7[5]	Lease between the Company and BMG, relating to the property in Lathrop, California.

10.8[5]	Form of Indemnity Agreement between the Company and its executive officers and directors.

(b) Reports on Form 8-K

     Form 8-K filed November 5, 2003

10.9[3]	Financial Advisory Services Agreement.

10.10[6]	Credit Agreement, dated February 16, 1999

10.11[7]	Credit Agreement, dated December 26, 2001

23.1	Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

[2]	Incorporated by reference to Modtech, Inc.’s Registration Statement on form S-8 filed with the Commission on December 11, 1996 (Commission File No. 333-17623).

[3]	Incorporated by reference to Amendment No. 2 to Modtech Holdings, Inc.’s Registration Statement on Form S-4, filed with the Commission on January 11, 1999 (Commission File No. 333-69033).

[5]	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

[6]	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 15, 1999 (Commission File No. 000-25161).

[7]	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 1, 2002 (Commission File No. 000-25161).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004	MODTECH HOLDINGS, INC., a Delaware corporation

	By:	/s/ DENNIS L. SHOGREN

Dennis L. Shogren Chief Financial Officer

	By:	/s/ EVAN M. GRUBER

Evan M. Gruber Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ EVAN M. GRUBER Evan M. Gruber	Director, Chief Executive Officer	March 15, 2004

/s/ ROBERT W. CAMPBELL Robert W. Campbell	Director	March 15, 2004

/s/ DANIEL J. DONAHOE Daniel J. Donahoe	Director	March 15, 2004

/s/ STANLEY GAINES Stanley Gaines	Director	March 15, 2004

/s/ CHARLES R. GWIRTSMAN Charles R. Gwirtsman	Director	March 15, 2004

/s/ CHARLES C. MCGETTIGAN Charles C. McGettigan	Director, Non-Executive Chairman of the Board	March 15, 2004

/s/ MICHAEL G. RHODES Michael G. Rhodes	Director, President, Chief Operating Officer	March 15, 2004

/s/ MYRON A. WICK III Myron A. Wick III	Director	March 15, 2004

S-1

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Annual Report – Form 10-K

Consolidated Financial Statements and Schedule

December 31, 2001, 2002 and 2003

(With Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Modtech Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Modtech Holdings, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modtech Holdings, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.

/s/ KPMG LLP

Costa Mesa, California

March 4, 2004

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2003

	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$212,889	$1,122,364
Contracts receivable, less allowance for contract adjustments of $1,425,000 in 2002 and $1,062,311 in 2003	32,409,016	27,425,404
Costs and estimated earnings in excess of billings on contracts	17,922,948	9,534,926
Inventories	8,355,580	6,840,888
Due from affiliates	1,367,987	1,866,988
Prepaid assets	1,319,173	2,347,545
Deferred tax assets	2,654,272	2,874,693
Other current assets	823,185	1,404,356

Total current assets	65,065,050	53,417,164

Property and equipment, net	14,478,225	17,396,859
Goodwill, net	72,383,537	71,902,678
Covenants not to compete, net	137,311	57,908
Debt issuance costs, net	1,159,092	968,526
Deferred tax assets	—	111,618
Other assets	1,318,851	1,191,292

	$154,542,066	$145,046,045

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2003

	2002	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,858,941	$6,320,643
Accrued compensation	3,643,592	2,864,956
Accrued insurance expense	2,187,625	3,217,653
Other accrued liabilities	3,130,446	2,316,585
Billings in excess of costs and estimated earnings on contracts	2,243,514	3,816,880
Current revolving credit line	9,000,000	7,400,000
Current maturities of long-term debt	7,000,000	6,000,000

Total current liabilities	37,064,118	31,936,717

Deferred tax liabilities	212,624	—
Long-term debt, excluding current portion	12,000,000	6,000,000

Total liabilities	49,276,742	37,936,717

Shareholders’ equity:
Series A preferred stock, $.01 par. Authorized 5,000,000 shares; issued and outstanding 138,924 in 2002 and no shares in 2003	1,388	—
Common stock, $.01 par. Authorized 25,000,000 shares; issued and outstanding 13,504,756 and 13,726,664 in 2002 and 2003, respectively	135,048	137,266
Additional paid-in capital	78,875,742	79,262,025
Retained earnings	26,253,146	27,710,037

Total shareholders’ equity	105,265,324	107,109,328
Commitments and contingencies

	$154,542,066	$145,046,045

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2001, 2002 and 2003

	2001	2002	2003
Net sales	$201,116,076	$167,972,842	$159,870,380
Cost of goods sold	165,067,663	144,781,691	147,938,145

Gross profit	36,048,413	23,191,151	11,932,235
Selling, general, and administrative expenses	8,092,780	7,488,269	8,128,925
Goodwill and covenant amortization	3,751,642	368,597	79,403

Income from operations	24,203,991	15,334,285	3,723,907

Other income (expense):
Interest expense	(3,094,658)	(1,630,702)	(1,444,614)
Interest income	27,049	2,197	85,132
Other, net	91,349	40,204	30,132

	(2,976,260)	(1,588,301)	(1,329,350)

Income before income taxes and cumulative effect of a change in accounting principle	21,227,731	13,745,984	2,394,557
Income taxes	(9,605,709)	(5,773,315)	(937,666)

Income before cumulative effect of a change in accounting principle	11,622,022	7,972,669	1,456,891

Cumulative effect of a change in accounting principle	—	(37,288,488)	—
Net income (loss)	11,622,022	(29,315,819)	1,456,891

Series A preferred stock dividend	155,576	155,576	7,000
Net income (loss) applicable to common shareholders	$11,466,446	$(29,471,395)	$1,449,891

Basic earnings per common share before cumulative effect of a change in accounting principle	$0.85	$0.58	$0.11
Cumulative effect of a change in accounting principle per common share - basic	—	(2.77)	—

Basic earnings (loss) per common share	$0.85	$(2.19)	$0.11

Basic weighted-average shares outstanding	13,411,368	13,479,031	13,687,875

Diluted earnings per common share before cumulative effect of a change in accounting principle	$0.82	$0.54	$0.10
Cumulative effect of a change in accounting principle per common share - diluted	—	(2.53)	—

Diluted earnings (loss) per common share	$0.82	$(1.99)	$0.10

Diluted weighted-average shares outstanding	14,422,201	14,722,562	14,102,599

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2001, 2002 and 2003

	Series A Preferred Stock		Common Stock		Additional paid-in capital	Retained earnings	Shareholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2000	138,924	$1,388	13,348,015	$133,480	$78,010,244	$43,946,943	$122,092,055
Exercise of options, including tax benefit of $254,070	—	—	108,350	1,084	581,980	—	583,064
Net income	—	—	—	—	—	11,622,022	11,622,022

Balance, December 31, 2001	138,924	$1,388	13,456,365	134,564	78,592,224	55,568,965	134,297,141
Exercise of options, including tax benefit of $128,785	—	—	48,391	484	283,518	—	284,002
Net loss	—	—	—	—	—	(29,315,819)	(29,315,819)

Balance, December 31, 2002	138,924	$1,388	13,504,756	135,048	78,875,742	26,253,146	105,265,324
Exercise of options, including tax benefit of $185,094	—	—	82,984	830	386,283	—	387,113
Series A conversion to common stock	(138,924)	(1,388)	138,924	1,388	—	—	—
Net Income	—	—	—	—	—	1,456,891	1,456,891

Balance, December 31, 2003	—	—	13,726,664	$137,266	$79,262,025	$27,710,037	$107,109,328

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2002 and 2003

	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$11,622,022	$(29,315,819)	$1,456,891
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in an accounting principle	—	37,288,488	—
Depreciation and amortization	6,417,154	2,589,556	2,101,018
Provision for contract adjustments	683,363	—	362,689
Deferred income taxes	(669,818)	1,690,917	(63,804)
Loss (gain) on sale of equipment	(41,101)	2,372	864
(Increase) decrease in assets, net of effects from acquisitions:
Contracts receivable	(263,710)	1,786,186	4,620,923
Costs and estimated earnings in excess of billings on contracts	(386,021)	(7,812,838)	8,388,021
Inventories	1,991,816	311,975	1,514,692
Due from affiliates	223,717	(889,178)	(499,001)
Prepaids and other assets	(400,233)	(1,602,908)	(1,481,984)
Increase (decrease) in liabilities, net of effects from acquisitions:
Accounts payable	(6,579,351)	4,997,984	(3,538,298)
Accrued compensation	(136,693)	(141,190)	(778,636)
Accrued insurance expense	113,140	(475,982)	1,030,028
Other accrued liabilities	(2,714,946)	(208,730)	(628,767)
Billings in excess of costs and estimated earnings on contracts	(1,781,616)	22,065	1,573,366

Net cash provided by operating activities	8,077,723	8,242,898	14,058,003

Cash flows from investing activities:
Proceeds from sale of equipment	99,276	6,000	27,986
Purchase of property and equipment	(1,237,209)	(1,133,718)	(4,665,287)
Purchase of covenants not to compete	(125,000)	—	—
Acquisition of subsidiaries, net of cash acquired	(3,406,224)	(60,000)	—

Net cash used in investing activities	(4,669,157)	(1,187,718)	(4,637,301)

(Continued)

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	2001	2002	2003
Cash flows from financing activities:
Net principal borrowings (payments) under revolving credit line	$2,900,000	$(100,000)	$(1,600,000)
Principal payments on long-term debt	(6,300,000)	(7,000,000)	(7,000,000)
Payment of debt issuance costs	(623,753)	(27,280)	(113,246)
Net proceeds from issuance of common stock	328,994	155,217	202,016

Net cash used in financing activities	(3,694,759)	(6,972,063)	(8,511,227)

Net increase (decrease) in cash and cash equivalents	(286,193)	83,117	909,475
Cash and cash equivalents at beginning of year	415,965	129,772	212,889

Cash and cash equivalents at end of year	$129,772	$212,889	$1,122,364

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002 and 2003

(1)	Description of Business and Summary of Significant Accounting Policies

Description of Business

Modtech Holdings, Inc. and its subsidiaries (the Company) design, manufacture, market and install modular and re-locatable classrooms and commercial and light industrial modular buildings.

The Company’s classrooms are sold primarily to California school districts. The Company also sells classrooms to the State of California and to leasing companies, who lease the classrooms principally to California school districts. The Company’s modular classrooms include standardized units prefabricated at its manufacturing facilities, as well as customized units that are modular in design but constructed on site using components manufactured by the Company. The Company also sells both standard and custom classrooms outside California, principally in Florida.

The Company also designs and manufactures modular, portable buildings to customer specifications for a wide array of uses, including governmental, healthcare, educational, airport and correctional facilities; office and retail space; daycare centers; libraries; churches; construction trailers; golf clubhouses; police stations; convenience stores; fast food restaurants; and sales offices. The buildings are sold direct through an internal sales group, through leasing companies and through a dealer network to a wide range of end users.

Principles of Consolidation

The consolidated financial statements include the financial statements of Modtech Holdings, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

The current asset, “Costs and Estimated Earnings in Excess of Billings on Contracts,” represents revenues recognized in excess of amounts billed. The current liability, “Billings in Excess of Costs and Estimated Earnings on Contracts,” represents billings in excess of revenues recognized.

The current contra asset, “Allowance for Contract Adjustments,” is management’s estimated adjustments to contract amounts due to disputes and or litigation.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line and accelerated methods over the following estimated useful lives:

Buildings	15 to 39 years
Land and building improvements	5 to 39 years
Leasehold improvements	5 to 30 years
Machinery and equipment	5 to 20 years
Office equipment	3 to 7 years
Trucks and automobiles	3 to 5 years

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002. Pursuant to Statement 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Impairment of Long-Lived Assets

The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not affect the Company’s consolidated financial statements.

In accordance with Statement 144, long-lived assets, such as property, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Debt Issuance Costs

Debt issuance costs have been deferred and are being amortized over the term of the credit facility.

Stock Option Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, “Accounting for Stock-Based Compensation” - as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2001	2002	2003
Net income (loss)
As Reported	$11,622,022	$(29,315,819)	$1,456,891
Deduct stock-based compensation expense determined under fair-value based method, net of tax	(849,431)	984,855	(340,393)

Pro Forma	10,772,591	(30,300,674)	1,116,498

Basic earnings (loss) per share
As Reported	$0.85	$(2.19)	$0.11
Pro forma	0.79	(2.24)	0.08

Diluted earnings (loss) per share
As Reported	$0.82	$(1.99)	$0.10
Pro Forma	0.75	(2.06)	0.08

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Earnings (loss) per Share

The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” This Statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential common shares outstanding.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Segment Information

The Company applies the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise’s operating segments in its annual financial statements and selected segment information in interim financial reports. In 2001, 2002 and 2003, the Company operated in one industry segment and in accordance with SFAS No. 131, only enterprise-wide disclosures have been provided.

Reclassification

Certain amounts in the 2001 and 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

(2)	Acquisition

IMS Acquisition

On March 8, 2001, the Company purchased 100% of the stock of Innovative Modular Structures, Inc. (IMS). IMS designs and manufactures modular re-locatable classrooms and other modular buildings for commercial use. IMS is based in St. Petersburg, Florida. The acquisition of IMS has been accounted for as a purchase and, accordingly, the results of operations of IMS are included in the Company’s consolidated statements of operations from the date of acquisition. Pro forma amounts for the IMS acquisition are not included, as the effect is not material to the Company’s consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Contracts Receivable

Contracts receivable consisted of customer billings for:

	2002	2003
Completed contracts	$21,634,246	$14,792,574
Contracts in progress	7,455,198	7,460,669
Retentions	4,744,572	6,234,252

	33,834,016	28,487,495
Less allowance for contract adjustments	(1,425,000)	(1,062,311)

	$32,409,016	$27,425,404

(4)	Costs and Estimated Earnings in Excess of Billings on Contracts

Net costs and estimated earnings in excess of billings on contracts consisted of:

	2002	2003
Net costs and estimated earnings on uncompleted contracts	$103,486,168	$117,175,907
Billings to date	(87,722,104)	(111,367,654)

	15,764,064	5,808,253
Net over billed receivables from completed contracts	(84,630)	(90,207)

	$15,679,434	$5,718,046

These amounts are shown in the accompanying consolidated balance sheets under the following captions:

	2002	2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$17,898,684	$9,529,525
Costs and estimated earnings in excess of billings on completed contracts	24,264	5,401

Costs and estimated earnings in excess of billings on contracts	17,922,948	9,534,926

Billings in excess of costs and estimated earnings on uncompleted contracts	(2,134,620)	(3,721,272)
Billings in excess of costs and estimated earnings on completed contracts	(108,894)	(95,608)

Billings in excess of costs and estimated earnings on contracts	(2,243,514)	(3,816,880)

	$15,679,434	$5,718,046

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Inventories

Inventories consist of:

	2002	2003
Raw materials	$6,622,400	$5,613,503
Work in process	1,733,180	1,227,385

	$8,355,580	$6,840,888

(6)	Property and Equipment, Net

Property and equipment, net consists of:

	2002	2003
Leasehold improvements	$14,183,463	$13,885,424
Machinery and equipment	6,916,047	8,236,456
Office equipment	1,971,531	1,983,114
Land	923,484	1,295,486
Construction in progress	600,833	563,596
Trucks and automobiles	609,828	743,829
Buildings	472,144	2,743,498
Land and building improvements	767,353	989,454

	26,444,683	30,440,857
Less accumulated depreciation and amortization	(11,966,458)	(13,043,998)

	$14,478,225	$17,396,859

(7)	Goodwill

In connection with the transitional goodwill impairment evaluation required upon adoption of SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. The Company used quoted market prices to perform the assessment of whether there was an indication that goodwill may be impaired. As a result of this assessment, there was an indication that goodwill was impaired. As required by SFAS No. 142, the Company performed a fair market valuation analysis, using market multiples, and other factors, on its business that had previously recorded goodwill. As a result of this analysis, the Company recorded an impairment charge of $37,288,488 during the three months ended March 31, 2002. The impairment loss was recognized as a cumulative effect of a change in accounting principle in the Company’s 2002 consolidated statement of operations for the year ended December 31, 2002.

SFAS No. 142, requires the Company to test for impairment of goodwill annually. The result of this analysis during 2003 did not require the Company to recognize an impairment loss.

The changes in the carrying amount of goodwill are as follows:

Balance as of January 1, 2002	$109,612,025
Goodwill acquired during the period	60,000
Impairment loss	(37,288,488)

Balance as of December 31, 2002	72,383,537
Goodwill acquired during the period	—
Impairment loss	—
Deferred tax adjustments	(480,859)

Balance as of December 31, 2003	71,902,678

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table reconciles reported net income (loss) as if the provisions of SFAS No. 142 had been adopted on January 1, 2001:

	2001	2002	2003
Reported net income (loss)	$11,622,022	$(29,315,819)	$1,456,891
Add back: Goodwill amortization, net of taxes	2,397,950	—	—

Adjusted net income	$14,019,972	$(29,315,819)	$1,456,891

Reported basic earnings (loss) per common share	$0.85	$(2.19)	$0.11
Add back: Goodwill amortization, net of taxes	0.18	—	—

Adjusted basic earnings per common share	$1.03	$(2.19)	$0.11

Reported diluted earnings (loss) per common share	$0.82	$(2.03)	$0.10
Add back: Goodwill amortization, net of taxes	0.16	—	—

Adjusted diluted earnings per common share	$0.98	$(2.03)	$0.10

(8)	Long-Term Debt and Revolving Credit Line

During 2003 the Company had a $66 million credit facility with a bank. The credit facility provided for a $40 million revolving credit line and a 5-year term loan of $26 million. The credit facility is secured by all the Company’s assets, as well as the Company’s stock ownership in its subsidiaries. The credit facility expires in December 2006. As of December 31, 2002 and 2003, $9,000,000 and $7,400,000, respectively, was outstanding on the revolving credit line. The Company has two standby letters of credit issued under the credit facility for $4,998,000 on which no amounts were outstanding as of December 31, 2003.

Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 2.50%. The additional interest charge is based upon certain financial ratios. Interest rates at December 31, 2003 ranged from 2.9375% to 4.50% on the amounts outstanding under the credit facility.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Long-term debt consists of:

	2002	2003
Term Loan	$19,000,000	$12,000,000
Less current portion of long-term debt	(7,000,000)	(6,000,000)

	$12,000,000	$6,000,000

Long-term debt maturities for the next three years are as follows: $6,000,000 in 2004, $4,000,000 in 2005 and $2,000,000 in 2006.

The financial performance during the 4th quarter of 2003 resulted in the violation of several financial covenants contained in the credit facility. The Company obtained waivers for all such covenant violations.

The Company amended its credit facility in March 2004, continuing the relationship with the previous lenders. The amended credit facility provides for a $35 million revolving credit line and a $12 million term loan maturing in 2006. The term loan is subject to mandatory repayment in certain events, including from the proceeds of any securities offerings by the Company.

(9)	Income Taxes

The components of the 2001, 2002 and 2003 provision for Federal and state income tax (expense) benefit computed in accordance with SFAS No. 109 are summarized below:

	2001	2002	2003
Current:
Federal	$(8,445,508)	$(3,312,724)	$(807,388)
State	(1,830,019)	(769,674)	(194,082)

	(10,275,527)	(4,082,398)	(1,001,470)
Deferred:
Federal	507,114	(1,445,512)	(21,141)
State	162,704	(245,405)	84,945

	$(9,605,709)	$(5,773,315)	$(937,666)

The tax benefits associated with dispositions from employee stock option plans of $254,070, $127,785 and $185,094 in 2001, 2002 and 2003, respectively, were recorded directly to additional paid-in capital.

Income tax (expense) benefit attributable to income from operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income from operations as a result of the following:

	2001	2002	2003
Taxes, U.S. statutory rates	(35.0%)	(35.0%)	(34.0%)
State taxes, less Federal benefit	(5.1)	(4.6)	(4.9)
Effect of non-deductible expenses	(4.9)	(0.2)	(1.3)
Other	(0.3)	(2.2)	1.0

Total taxes on income	(45.3%)	(42.0%)	(39.2%)

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2003 are as follows:

	2002	2003
Deferred tax assets:
Reserves and accruals not recognized for income tax purposes	$2,543,332	$2,984,578
State taxes	326,948	88,307
Other	764,075	1,053,443

Total gross deferred tax assets	3,634,355	4,126,328
Less valuation allowance	—	—

Net deferred tax assets	3,634,355	4,126,328

Deferred tax liabilities:
Prepaid expenses	(405,226)	(585,482)
Property and equipment	(152,123)	(405,299)
Revenue recognition	(635,358)	(149,236)

Total gross deferred tax liabilities	(1,192,707)	(1,140,017)

Total net deferred tax assets	$2,441,648	$2,986,311

These amounts have been presented in the consolidated balance sheets as follows:

	2002	2003
Current deferred tax assets	$2,654,272	$2,874,693
Non-current deferred tax assets (liabilities)	(212,624)	111,618

Total net deferred tax assets	$2,441,648	$2,986,311

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

(10)	Transactions With Related Parties

Sales

One of the companies to which the Company sells modular classrooms is affiliated with the Company through ownership by one of the Company’s officers. The buildings are then leased to various school districts by the related company.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The table below summarizes the related party classroom sales:

	2001	2002	2003
Sales	$1,604,099	$5,749,077	$3,202,888
Cost of goods sold	1,258,635	4,611,296	2,669,792
Gross profit percentage	21.54%	19.79%	16.64%

The related party purchases modular re-locatable classrooms from the Company on standard terms and at standard wholesale prices.

Due from affiliates includes a portion of unpaid invoices as a result of the above transactions. As of December 31, 2002 and 2003 these amounts totaled $1,367,987 and $1,866,988, respectively. Additional amounts arising from these transactions are included in the following captions:

	2002	2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,698,792	$461,920
Billings in excess of costs and estimated earnings on uncompleted contracts	(45,713)	(107,983)

Operating Leases

Certain manufacturing facilities are leased from related party partnerships under non-cancelable operating leases through 2019. An officer of the Company is a partner in the partnerships. These related party leases require monthly payments which aggregate approximately $40,000. In connection with the lease at the Lathrop facility, the Company made an $83,000 security deposit during 1990. In 1994, due to declines in real estate values, the lease rates for these manufacturing facilities were reduced by these lessors. By agreement these reduced rents are continuing while real estate values remained depressed.

Future minimum lease payments under these leases are discussed in note 17. Included in cost of goods sold is $457,000, $466,000 and $479,000 in rent expense paid to related parties for the years ended December 31, 2001, 2002, and 2003 respectively.

(11)	401(k) Plans

The Company has tax deferred savings plans under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 12% of gross annual earnings. Company contributions are made on a 50% matching basis of eligible contributions. The Company’s contributions were $342,000, $291,000 and $283,000 in 2001, 2002, and 2003 respectively.

(12)	Stock Options

In 1989, the Company’s shareholders approved a stock option plan (the 1989 Plan). The 1989 Plan provided for the grant of both incentive and non-qualified options to purchase up to 400,000 shares of the Company’s common stock. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

who owns 10% or more of the Company’s common stock). All of these options were granted prior to 1999.

In March of 1994, pursuant to a vote of the Board of Directors, a non-qualified option plan was approved (the March 1994 Plan). The March 1994 Plan provided for the grant of 200,000 options to purchase shares of the Company’s common stock. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant. All of these options were granted during 1994.

In May of 1994, the Board of Directors voted and approved an additional stock option plan (the May 1994 Plan). The May 1994 Plan provided for the grant of both incentive and non-qualified options to purchase up to 500,000 shares of the Company’s common stock. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of the Company’s common stock). All of these options were granted prior to 1999.

In July 1996, the Company’s Board of Directors authorized the grant of options to purchase up to 500,000 shares of the Company’s common stock. The non-statutory options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of the Company’s common stock). All of these options were granted prior to 1999.

In 1999, the Company’s shareholders approved a stock option plan (the 1999 Plan). The 1999 Plan provides for the grant of non-statutory options to purchase up to 1,450,000 shares of the Company’s common stock. The non-statutory options may be granted to employees, officers, directors, consultants, independent contractors and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of the Company’s common stock). In 2001 and 2002, 577,809 and 185,038 shares were granted, respectively, and 46,146 shares are available for future grants as of December 31, 2002. No shares were granted under this plan in 2003.

In 2002, the Company’s shareholders approved a stock option plan (the 2002 Plan). The 2002 Plan provides for the grant of non-statutory options to purchase up to 1,000,000 shares of the Company’s common stock. The non-statutory options may be granted to employees, officers, directors, consultants, independent contractors and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of the Company’s common stock). No shares were granted as of December 31, 2002. Grants of 486,762 shares were made during the year ended December 31, 2003.

Stock options outstanding under the Company’s stock option plans are summarized as follows:

	Shares	Weighted Average Exercise Price
December 31, 2000	1,821,601	6.96
Granted	577,809	6.91
Exercised	(108,350)	3.04
Terminated	(85,326)	7.00

December 31, 2001	2,205,734	7.14

Granted	185,038	9.21
Exercised	(48,391)	3.21
Terminated	(6,000)	8.33

December 31, 2002	2,336,381	7.38

Granted	486,782	9.66
Exercised	(82,984)	2.43
Terminated	(347,101)	6.41

December 31, 2003	2,393,058	$8.15

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

All stock options have a maximum term of ten years and become fully exercisable in accordance with a predetermined vesting schedule which varies.

The per share weighted-average fair value of stock options granted during 2001, 2002 and 2003 was $3.53, $4.88, and $4.66 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2001	2002	2003
Expected dividend yield	0%	0%	0%
Average risk-free interest rate	4.4%	3.4%	2.3%
Volatility factor	61.56%	66.61%	61.0%
Expected life	4 years	4 years	4 years

The following information applies to options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of exercise prices
$1.50 - $4.50	362,263	1.9	$2.44	362,263	$2.44
$6.00 - $10.00	1,818,154	7.0	8.17	717,666	7.91
$12.62 - $20.57	197,641	4.1	18.41	197,641	18.41

	2,378,058		$8.14	1,277,570	$7.98

(13)	Series A Preferred Stock

In conjunction with a prior merger, 138,924 shares of Series A Preferred Stock were issued in February 1999. The Series A Preferred Stock has no voting rights, including, without limitation, the right to vote on the election of directors, mergers, reorganization or a sale of all or substantially all of the Company’s assets. Dividends accrue on each share of Series A Preferred Stock at the rate of $0.40 per annum as declared. Dividends may not be paid on the Company’s common stock until all accrued dividends on the Series A Preferred Stock are paid or declared and set aside for payment.

Subject to proportional adjustments due to stock splits, reverse stock splits and similar transactions, each share of Series A Preferred Stock was convertible into one share of the Company’s common stock at any time following two years after their date of issuance. Each outstanding share of Series A Preferred Stock automatically converted into one share of the Company’s common stock in February 2003, the fourth anniversary of the Series A Preferred Stock issuance.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Earnings (loss) per Share

The following table represents the calculation of basic and diluted earnings (loss) per common share:

	2001	2002	2003
Basic
Income before cumulative effect of a change in accounting principle	$11,622,022	$7,972,669	$1,456,891
Cumulative effect of a change in accounting principle	—	(37,288,488)	—

Net income (loss)	11,622,022	(29,315,819)	1,456,891
Dividends on preferred stock (note 13)	155,576	155,576	7,000

Net income (loss) available to common stockholders	$11,466,446	$(29,471,395)	$1,449,891

Basic weighted-average shares outstanding	13,411,368	13,479,031	13,687,875

Basic earnings per common share before cumulative effect of a change in accounting principle	$0.85	$0.58	$0.11
Cumulative effect of a change in accounting principle per common share - basic	—	(2.77)	—

Basic earnings (loss) per common share	$0.85	$(2.19)	$0.11

Diluted
Net income (loss)	$11,622,022	$(29,315,819)	$1,456,891

Basic weighted-average shares outstanding	13,411,368	13,479,031	13,687,875
Add:
Conversion of preferred stock	138,924	138,924	17,508
Exercise of stock options	621,894	854,592	397,216

Diluted weighted-average shares outstanding	14,172,186	14,472,547	14,102,599

Diluted earnings per common share before cumulative effect of a change in accounting principle	$0.82	$0.54	$0.10
Cumulative effect of a change in accounting principle per common share - diluted	—	(2.53)	—

Diluted earnings (loss) per common share	$0.82	$(2.03)	$0.10

Options to purchase 606,698, 197,641 and 1,113,822 shares of common stock were outstanding during 2002 and 2003, respectively, but were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Major Customer

Sales to two major customers represented the following percentage of net sales:

	2001	2002	2003
Customer A	11%	5%	4%
Customer B	11%	12%	6%

(16)	Supplemental Cash Flow Disclosures

Supplemental Disclosures of Cash Flow Information

	2001	2002	2003
Cash paid during the year for:
Interest	$2,684,021	$1,339,900	$1,135,559
Income taxes	$12,160,000	$4,415,000	$700,050

(17)	Commitments And Contingencies

Land Leases

The Company has entered into various non-cancelable agreements to lease land at its manufacturing facilities through 2019. Minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year ending December 31:
2004	$1,303,000
2005	1,131,000
2006	1,131,000
2007	1,054,000
2008	629,000
Thereafter	4,783,000

$10,031,000

Of the $10,031,000 in future rental payments, $6,517,000 is payable to related parties (see note 10). Rent expense for the years ended December 31, 2001, 2002 and 2003 was $2,318,000, $2,321,000, and $2,147,000 respectively.

(18)	Warranty

The standard contractual warranty for the Company’s modular buildings is one year, although it may vary by contract specifications. Purchased equipment installed by the Company, such as air conditioning units, carries the manufacturers’ standard warranty. To date, warranty costs incurred have been immaterial.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)	Pending Claims and Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of the claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(20)	Selected Quarterly Financial Information (Unaudited)

In thousands, except per share amounts:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2003:
Net sales	$23,143	$50,729	$45,713	$40,285
Gross profit	(3,064)	6,010	5,212	3,774
Net income (loss)	(3,242)	2,191	1,580	928
Earnings (loss) per common share:
Basic	$(0.24)	$0.16	$0.12	$0.07
Diluted	(0.24)	0.15	0.11	0.07
2002:
Net sales	$36,245	$51,799	$44,569	$35,359
Gross profit	3,602	7,877	6,641	5,071
Net income	610	3,321	2,488	(35,734)
Earnings per common share:
Basic	$0.04	$0.24	$0.18	$(2.66)
Diluted	0.04	0.22	0.17	(2.44)

Schedule II

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended December 31, 2001, 2002, and 2003

Description	Balance at beginning of year	Acquired through acquisition	Amounts charged to expense	Deductions	Balance at end of year
Allowance for contract adjustments:
Year ended December 31, 2001	$703,119	$50,000	$683,363	$(11,482)	$1,425,000

Year ended December 31, 2002	$1,425,000	$—	$—	$—	$1,425,000

Year ended December 31, 2003	$1,425,000	$—	$282,605	$(645,294)	$1,062,311