Form 10-Q
period 2004-03-31
MODTECH HOLDINGS INC
filed 2004-05-10
CIK 1075066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of May 6, 2004, there were 13,847,322 of the Registrant’s Common Stock outstanding.

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2003 and 2004, are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

1

MODTECH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2003	March 31, 2004
Assets

Current assets:
Cash and cash equivalents	$1,122,000	$1,488,000
Contracts receivable, net, including costs in excess of billings of $9,535,000 and $11,497,000 in 2003 and 2004, respectively	36,960,000	38,197,000
Inventories	6,841,000	10,607,000
Due from affiliates	1,867,000	586,000
Deferred tax assets	2,875,000	2,875,000
Other current assets	3,752,000	3,775,000

Total current assets	53,417,000	57,528,000

Property and equipment, net	17,397,000	17,556,000

Other assets
Goodwill	71,903,000	71,903,000
Covenants not to compete, net	58,000	48,000
Debt issuance costs, net	969,000	891,000
Deferred tax asset – non-current	111,000	111,000
Other assets	1,191,000	1,411,000

Total assets	$145,046,000	$149,448,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$14,720,000	$17,868,000
Billings in excess of costs	3,817,000	3,572,000
Current revolving credit line	7,400,000	10,900,000
Current maturities of long-term debt	6,000,000	3,000,000

Total current liabilities	31,937,000	35,340,000

Long-term debt, excluding current portion	6,000,000	8,250,000

Total liabilities	37,937,000	43,590,000

Shareholders’ equity:
Common stock, $.01 par. Authorized 25,000,000 shares; issued and outstanding 13,726,664 and 13,847,322 in 2003 and 2004, respectively	137,000	138,000
Additional paid-in capital	79,262,000	79,711,000
Retained earnings	27,710,000	26,009,000

Total shareholders’ equity	107,109,000	105,858,000

	$145,046,000	$149,448,000

See accompanying notes to condensed consolidated financial statements.

2

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Net sales	$40,285,000	$29,409,000
Cost of goods sold	36,511,000	29,639,000

Gross profit (loss)	3,774,000	(230,000)
Selling, general and administrative expenses	1,845,000	2,299,000

Income (loss) from operations	1,929,000	(2,529,000)

Other income (expense):
Interest expense, net	(348,000)	(418,000)
Other, net	19,000	15,000

	(329,000)	(403,000)

Income (loss) before income taxes	1,600,000	(2,932,000)
Income taxes (expense) benefit	(672,000)	1,231,000

Net income (loss)	$928,000	$(1,701,000)
Series A preferred stock dividend	7,000	—

Net income (loss) applicable to common stockholders	$921,000	$(1,701,000)

Basic earnings (loss) per common share	$0.07	$(0.12)

Basic weighted-average common shares outstanding	13,587,000	13,735,000

Diluted earnings (loss) per common share	$0.07	$(0.12)

Diluted weighted-average common shares outstanding	14,110,000	13,735,000

See accompanying notes to condensed consolidated financial statements.

3

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$928,000	$(1,701,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	535,000	614,000
Gain on sale of equipment	(10,000)	—
(Increase) decrease in assets:
Contracts receivable	5,014,000	(1,237,000)
Inventories	(1,033,000)	(3,766,000)
Due from affiliates	(209,000)	1,281,000
Other current and non-current assets	(86,000)	(26,000)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	757,000	3,148,000
Billings in excess of costs	(254,000)	(245,000)

Net cash provided by (used in) operating activities	5,642,000	(1,880,000)

Cash flows from investing activities:
Purchase of property and equipment	(2,718,000)	(567,000)
Proceeds from sale of equipment	26,000	—

Net cash used in investing activities	(2,692,000)	(567,000)

Cash flows from financing activities:
Net principal (payments) borrowings under revolving credit line	(1,000,000)	3,500,000
Principal payments on long-term debt	(1,750,000)	(750,000)
Payment of debt issuance costs	—	(118,000)
Proceeds from exercise of stock options	75,000	181,000

Net cash provided by (used in) financing activities	(2,675,000)	2,813,000

Net increase in cash and cash equivalents	275,000	366,000
Cash and cash equivalents at beginning of period	213,000	1,122,000

Cash and cash equivalents at end of period	$488,000	$1,488,000

See accompanying notes to condensed consolidated financial statements

MODTECH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2004

1) Basis of Presentation

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

The results of operations for the three months ended March 31, 2003 and 2004 are not necessarily indicative of the results to be expected for the full fiscal years.

2) Inventories

Inventories consist of the following:

	December 31, 2003	March 31, 2004
Raw materials	$5,614,000	$8,650,000
Work in process	1,227,000	1,957,000

	$6,841,000	$10,607,000

3) Earnings (Loss) Per Share

The following table illustrates the calculation of basic and diluted earnings (loss) per common share under the provisions of Statement of Financial Accounting Standard (SFAS) No. 128:

	Three Months Ended March 31,
	2003	2004
Basic
Net income (loss)	$928,000	$(1,701,000)
Dividends on preferred stock	(7,000)	—

Net income (loss) applicable to common stockholders	$921,000	$(1,701,000)

Weighted-average common shares outstanding	13,587,000	13,696,000
Basic earnings (loss) per common share	$0.07	$(0.12)

Diluted
Net income (loss)	$928,000	$(1,701,000)

Weighted-average common shares outstanding	13,587,000	13,696,000
Add:
Conversion of preferred stock	71,000	—
Exercise of options	452,000	—

Adjusted weighted-average common shares outstanding	14,110,000	13,696,000

Diluted earnings (loss) per common share	$0.07	$(0.12)

Options to purchase 1,345,000 and 1,751,000 shares of common stock were outstanding during the quarters ended March 31, 2003 and 2004, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.

4) Debt

The Company amended its credit facility in March 2004, continuing the relationship with the previous lenders. The amended credit facility provides for a $35 million revolving credit line and a $12 million term loan maturing in 2006. The term loan is subject to mandatory repayment in certain events, including from the proceeds of any securities offerings by the Company.

The financial performance for the three months ended March 31, 2004 resulted in the violation of certain bank covenants. In May 2004, the Company secured waives for those covenant violations and secured an amendment that modified certain terms and covenants to better reflect the current credit needs of the Company and further assure that all covenants will be met in the future. Reflecting the continuing reduction of overall debt, the revolving loan commitment was reduced from $35,000,000 to $30,000,000 with the overall credit facility reducing from $47,000,000 to $42,000,000.

5) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

Balance as of January 1, 2004	$71,903,000
Goodwill acquired during the period	—
Impairment loss	—
Balance as of March 31, 2004	$71,903,000

6) Stock Options Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, “Accounting for Stock-Based Compensation” – as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2003	2004
Net income (loss)
As reported	$928,000	$(1,701,000)
Deduct stock-based compensation expense determined under fair-value based method, net of tax	(135,000)	(197,000)

Pro forma	793,000	(1,898,000)

Basic earnings (loss) per share
As reported	$0.07	$(0.12)
Pro forma	0.06	(0.14)

Diluted earnings (loss) per share
As reported	$0.07	$(0.12)
Pro forma	0.06	(0.14)

The per share weighted-average fair value of stock options granted during the three months ended March 31, 2003 and 2004 were $5.09, and $4.07 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2003	2004
Expected dividend yield	0%	0%
Average risk-free interest rate	3.0%	2.9%
Volatility factor	65.85%	60.04%
Expected life	4 years	4 years

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis with our Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this report. We urge you to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission.

Forward Looking Statements

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

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and reported amounts of net revenue and expenses during the reporting period. Management continually evaluates its estimates and assumptions including those related the Company’s most critical accounting policies. Management bases its estimates and assumptions on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Changes in economic conditions could have an impact on these estimates and the Company’s actual results. Management believes that the following may involve a higher degree of judgment or complexity:

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

Revenue Recognition on Construction Contracts

Contracts are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet complete. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as unbilled or deferred revenue.

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

Company Overview

Modtech manufactures and sells modular relocatable classrooms and commercial and light industrial modular buildings. The Company is a leading provider of modular classrooms in the State of California and a significant provider of commercial and light industrial modular buildings in California, Nevada, Arizona, New Mexico, Utah, Colorado, Texas, Florida and other neighboring states. The Company continues to expand its classroom offerings in all locations in response to the increasing demand for new classroom products.

At March 31, 2004, the Company had six manufacturing facilities. Two are located in Southern California, in Perris, California, which is approximately 60 miles east of Los Angeles. The Company has another facility in Lathrop, California. Lathrop is located approximately 75 miles east of San Francisco. The fourth manufacturing facility is located in Phoenix, Arizona. The Company has another facility in Glen Rose, Texas. Glen Rose is located approximately 75 miles southwest of Dallas. The Company’s sixth manufacturing facility is located in Plant City, Florida, northeast of Tampa. All of the locations manufacture and sell products into the classroom, commercial and light industrial markets.

Results of Current Operations – Overview

Driven by unusually lengthy delays in certain classroom projects and a slower than expected sales cycle in the Company’s non-classroom products, net sales for the three months ended March 31, 2004 were down 27% when compared to the same period the prior year. Gross profit was off significantly when compared to the prior year, declining from $3.8 million for the first-quarter in 2003 to a loss of $230 thousand for the first-quarter of 2004. Costs were under-absorbed due to the lower than anticipated production levels and material cost increases which could not be recovered due to fixed-price contracts were the primary contributors to the lower gross profit.

Backlog continued to rise during the first-quarter and is now at a record-level $155 million, up 35% from $115 million a year ago. Backlog for non-California classroom products was up 70% over the prior year and up 350% over year-end 2003. This is a direct result of the new direct-sales strategy implemented during the fourth quarter of 2003.

The Company believes that the record-level backlog and the resulting higher production levels and improved cost-absorption in the upcoming quarters should lead to higher sales and profits.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percent of net sales.

	Percent of Net Sales Three Months Ended March 31,
	2003	2004
Net sales	100.0%	100.0%
Gross profit (loss)	9.4	(0.8)
Selling, general and administrative expenses	4.5	7.8
Income (loss) from operations	4.8	(8.6)
Interest expense, net	(0.9)	(1.4)
Income (loss) before income taxes	4.0	(10.0)
Income taxes (expense) benefit	1.7	(4.2)
Net income (loss)	2.3	(5.8)

Net sales for the three months ended March 31, 2004, decreased by $10,876,000, or 27.0%. The decrease in net sales was attributable to approval delays relating to certain school classroom production and the continued low commercial and industrial sales. Certain large school projects in California, which were expected to be produced and delivered in the first quarter were delayed due to an unusually lengthy approval process with delays involving the customer, the customer’s architect, and the state’s architecture division. In addition, projects expected to start in the first quarter were delayed for similar reasons. Many of these delays were resolved and the units have been placed into production.

Gross profit (loss) as a percentage of net sales for the three months ended March 31, 2004 decreased to (0.8%) from 9.4% for the same period in 2003. The decrease in gross profit was due primarily to the inability to absorb fixed manufacturing costs because of the lower volumes and inefficiencies generated by the ramp-up of production after the year-end shut down at the end of 2003. Other factors include an increase in the cost of direct labor and significant increases in the price of steel and lumber.

Selling, general and administrative expenses increased for the three months ended March 31, 2004 by $481,000, an increase of 26.6%. As a percentage of net sales, selling, general, and administrative expenses increased from 4.5% in the first three months of 2003 to 7.8% in 2004. The increase in selling, general and administrative expenses was principally attributable to the Company’s shift to a direct-sales force for its United Modular division. The lower sales revenue for the period compounded the increased spending to account for the increase as a percentage of sales.

Interest expense, net, increased for the three months ended March 31, 2004, by $74,000, or 22.5%. The increase is attributable to the write-off of certain loan issuance costs, previously capitalized, as interest expense during the first quarter of 2004. This write-off of previously capitalized loan issuance costs is a result of the decreased borrowing capacity available under the credit facility. As a percentage of net sales, interest expense increased from 0.9% in the first three months of 2003 to 1.4% in 2004. Without the impact of the write-off of certain loan issuance costs, interest expense was down for the three months ended March 31, 2004 when compared to the prior year, due to the reduced level of overall average debt.

Due to the loss before income taxes for the three months ended March 31, 2004, the Company provided for a tax benefit of $1.2 million for the quarter then ended. This compares to a provision for taxes of $672 thousand for the same three months the prior year. An effective tax rate of 42% was used for both calculations.

Net loss for the three months ended March 31, 2004 was $1,701,000 compared to net income of $928,000 for the same period the prior year. This change is the direct result of the cost factors discussed above.

Inflation

The Company was adversely affected by recent steel, lumber and plywood price increases during the three months ended March 31, 2004. Although the Company aggressively pursued means of offsetting the impact of these price increases, the Company estimates that there was a negative impact of $750 thousand in the first three months of 2004.

Liquidity and Capital Resources

To date, the Company has generated cash from operations, bank borrowings and public offerings to meet its needs. At March 31, 2004, the Company had $1,488,000 in cash and cash equivalents. During the three months ended March 31, 2004, the Company’s operating activities used net cash of $2,149,000.

During the three months ended March 31, 2004, the Company has a $47,000,000 credit facility, of which $35,000,000 represents a revolving loan commitment. The credit facility is secured by all the Company’s assets. The credit facility, which contains various covenants, expires in December 2006, at which time the long-term debt must be repaid. Long-term debt maturities for the remaining life of the credit facility are: $2,250,000 for the remaining nine months of 2004; $3,000,000 in 2005 and $6,000,000 in 2006. On March 31, 2004, $10,900,000 was outstanding under the revolving loan commitment.

The financial performance for the three months ended March 31, 2004 resulted in the violation of certain bank covenants. In May 2004 the Company secured waivers for those covenant violations and secured an amendment that modified certain terms and covenants to better reflect the current credit needs of the Company and further assure that all covenants will be met in the future. Reflecting the continuing reduction of overall debt the revolving loan commitment was reduced from $35,000,000 to $30,000,000 with the overall credit facility reducing from $47,000,000 to $42,000,000.

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

Commitments and Contingencies

Land Leases

The Company has entered into various non-cancelable agreements to lease land at its manufacturing facilities through 2019. Minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year ending December 31:
2004 (Remaining nine months)	$977,000
2005	1,131,000
2006	1,131,000
2007	1,054,000
2008	629,000
Thereafter	4,783,000

$9,705,000

Of the $9,705,000 in future rental payments, $6,305,000 is payable to related parties.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk refers to the risk that a change in the level of one or more market factors such as interest rates, foreign currency exchange rates, or equity prices will result in losses for a certain financial instrument of group of instruments. We are principally exposed to interest rate and credit risks. We are not exposed to foreign currency exchange rate risk.

INTEREST RATE RISK

We are exposed to market risks related to fluctuation in interest rates on our $47 million credit facility. During the quarter ended March 31, 2004, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 2.50%, or the Federal Funds rate plus additional interest of between 0.25% to 1.00%. The additional interest charge is based upon certain financial ratios. We estimate that the average amount of debt outstanding under the credit facility for 2004 will be $24 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $240,000 for the year.

CREDIT RISK

We are currently exposed to credit risk on credit extended to customers. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been small and within our expectations.

Item 4. Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our SEC filings. No changes occurred during the quarter ended March 31, 2004, in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Name of Exhibit

3.1[1]	Certificate of Incorporation of Modtech Holdings, Inc.

3.2[8]	Bylaws of Modtech Holdings, Inc.

10.1[2]	Modtech, Inc.’s 1996 Stock Option Plan.

10.2[3]	Transaction Advisory Agreement.

10.3[7]	Employment Agreement between the Company and Evan M. Gruber.

10.5[7]	Employment Agreement between the Company and Michael G. Rhodes.

10.6[5]	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett Street property in

10.7[5]	Lease between the Company and BMG, relating to the property in Lathrop, California.

10.8[5]	Form of Indemnity Agreement between the Company and its executive officers and directors.

10.9[3]	Financial Advisory Services Agreement.

10.11[6]	Credit Agreement, dated December 26, 2001

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).
[2]	Incorporated by reference to Modtech, Inc.’s Registration Statement on form S-8 filed with the Commission on December 11, 1996 (Commission File No. 333-17623).
[3]	Incorporated by reference to Amendment No. 2 to Modtech Holdings, Inc.’s Registration Statement on Form S-4, filed with the Commission on January 11, 1999 (Commission File No. 333-69033).

[5]	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).
[6]	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 1, 2002 (Commission File No. 000-25161).
[7]	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

(b)	Reports on Form 8-K

Form 8-K, dated March 4, 2004, and regarding press release issued by Modtech Holdings, Inc. on March 4, 2004 announcing its financial results for the quarter and twelve months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Modtech Holdings, Inc.

Date:	May 10, 2004	by:	/s/ Dennis L. Shogren

Dennis L. Shogren Chief Financial Officer

by:	/s/ Evan M. Gruber

Evan M. Gruber Chief Executive Officer