Form 10-Q
period 2004-06-30
MODTECH HOLDINGS INC
filed 2004-08-09
CIK 1075066

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

(951) 943-4014

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

As of August 6, 2004, there were 13,850,855 of the Registrant’s Common Stock outstanding.

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three months and six months ended June 30, 2003 and 2004 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

MODTECH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2003	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$1,122,000	$4,970,000
Contracts receivable, net, including costs in excess of billings of $9,535,000 and $13,643,000 in 2003 and 2004, respectively	36,960,000	54,172,000
Inventories	6,841,000	14,227,000
Due from affiliates	1,867,000	422,000
Deferred tax assets	2,875,000	2,875,000
Other current assets	3,752,000	3,294,000

Total current assets	53,417,000	79,960,000

Property and equipment, net	17,397,000	16,133,000
Other assets:
Goodwill	71,903,000	71,903,000
Covenants not to compete, net	58,000	42,000
Debt issuance costs, net	969,000	804,000
Deferred tax asset – non-current	111,000	111,000
Other assets	1,191,000	1,391,000

Total assets	$145,046,000	$170,344,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$14,720,000	$30,765,000
Billings in excess of costs	3,817,000	6,763,000
Current revolving credit line	7,400,000	19,900,000
Current maturities of long-term debt	6,000,000	3,000,000

Total current liabilities	31,937,000	60,428,000
Long-term debt, excluding current portion	6,000,000	3,500,000

Total liabilities	37,937,000	63,928,000

Shareholders’ equity:
Common stock, $.01 par. Authorized 25,000,000 shares; issued and outstanding 13,726,664 and 13,850,855 in 2003 and 2004, respectively	137,000	138,000
Additional paid-in capital	79,262,000	79,730,000
Retained earnings	27,710,000	26,548,000

Total shareholders’ equity	107,109,000	106,416,000

	$145,046,000	$170,344,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net sales	$45,713,000	$54,628,000	$85,998,000	$84,037,000
Cost of goods sold	40,501,000	51,082,000	77,012,000	80,721,000

Gross profit	5,212,000	3,546,000	8,986,000	3,316,000
Selling, general, and administrative expenses	(2,102,000)	(2,298,000)	(3,910,000)	(4,587,000)
Covenant amortization	(25,000)	(6,000)	(63,000)	(16,000)
Gain on sale of PP&E	—	620,000	—	620,000

Income (loss) from operations	3,085,000	1,862,000	5,013,000	(667,000)

Other income (expense):
Interest expense, net	(355,000)	(573,000)	(703,000)	(984,000)
Other, net	(5,000)	19,000	14,000	27,000

	(360,000)	(554,000)	(689,000)	(957,000)

Income (loss) before income taxes	2,725,000	1,308,000	4,324,000	(1,624,000)
Income tax expense (benefit)	1,145,000	549,000	1,816,000	(682,000)

Net income (loss)	1,580,000	759,000	2,508,000	(942,000)
Series A Preferred stock dividend	—	—	7,000	—

Net income (loss) applicable for common stockholders	$1,580,000	$759,000	$2,501,000	$(942,000)

Basic earnings (loss) per common share	$0.12	$0.05	$0.18	$(0.07)

Basic weighted-average shares outstanding	13,707,000	13,850,000	13,648,000	13,792,000

Diluted earnings (loss) per common share	$0.11	$0.05	$0.18	$(0.07)

Diluted weighted-average shares outstanding	14,278,000	14,091,000	14,224,000	13,792,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$2,508,000	$(942,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,034,000	1,229,000
(Gain) loss on sale of PP&E	2,000	(620,000)
(Increase) decrease in assets
Contracts receivable	(1,272,000)	(17,212,000)
Inventories	(720,000)	(7,386,000)
Due from affiliates	937,000	1,445,000
Other current and noncurrent assets	(902,000)	258,000
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	1,487,000	16,319,000
Billings in excess of costs	1,471,000	2,946,000

Net cash provided by (used in) operating activities	4,545,000	(3,963,000)

Cash flows from investing activities:
Proceeds from sale of property and equipment	26,000	2,085,000
Purchase of property and equipment	(3,231,000)	(1,015,000)

Net cash provided by (used in) investing activities	(3,205,000)	1,070,000

Cash flows from financing activities:
Net principal borrowings under revolving credit line	3,500,000	12,500,000
Principal payments on long-term debt	(3,500,000)	(5,500,000)
Payment of debt issuance costs	—	(235,000)
Series A dividend payment	—	(221,000)
Proceeds from exercise of stock options	202,000	197,000

Net cash provided by financing activities	202,000	6,741,000

Net increase in cash and cash equivalents	1,542,000	3,848,000
Cash and cash equivalents at beginning of period	213,000	1,122,000

Cash and cash equivalents at end of period	$1,755,000	$4,970,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2004

1) Basis of Presentation

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

The results of operations for the three and six months ended June 30, 2003 and 2004 are not necessarily indicative of the results to be expected for the full fiscal years.

2) Inventories

Inventories consist of the following:

	December 31, 2003	June 30, 2004
Raw materials	$5,614,000	$12,335,000
Work in process	1,227,000	1,892,000

	$6,841,000	$14,227,000

3) Earnings (Loss) Per Share

The following table illustrates the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Basic
Net income (loss)	$1,580,000	$759,000	$2,508,000	$(942,000)
Dividends on preferred stock	—	—	(7,000)	—

Net income (loss) available to common stockholders	$1,580,000	$759,000	$2,501,000	$(942,000)

Basic weighted-average common shares outstanding	13,707,000	13,850,000	13,648,000	13,792,000

Basic earnings (loss) per common share	$0.12	$0.05	$0.18	$(0.07)

Diluted
Net income (loss)	$1,580,000	$759,000	$2,508,000	$(942,000)

Weighted-average common shares outstanding	13,707,000	13,850,000	13,648,000	13,792,000
Add:
Conversion of preferred stock	—	—	35,000	—
Exercise of stock options	571,000	241,000	541,000	—

Diluted weighted-average shares outstanding	14,278,000	14,091,000	14,224,000	13,792,000

Diluted earnings (loss) per common share	$0.11	$0.05	$0.18	$(0.07)

Options to purchase 1,104,000 and 1,422,000 shares of common stock were outstanding during the three and six months ended June 30, 2003, respectively, and options to purchase 1,518,000 and 1,290,000 shares of common stock were outstanding during the three and six months ended June 30, 2004 but were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

4) Debt

The company amended its credit facility in May 2004, continuing the relationship with the previous lenders. Reflecting the continuing reduction of overall debt, the revolving loan commitment was reduced from $35,000,000 to $30,000,000 with the overall credit facility reduced from $47,000,000 to $42,000,000. The amendment also modified certain terms and covenants to better reflect the current credit needs of the Company. The Company was in compliance with the amended facility and its covenants as of June 30, 2004.

5) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2003	$71,903,000
Goodwill acquired during three months ended March 31, 2004	—
Impairment loss during the three months ended March 31, 2004	—

Balance as of March 31, 2004	$71,903,000
Goodwill acquired during three months ended June 30, 2004	—
Impairment loss during the three months ended June 30, 2004	—

Balance as of June 30, 2004	$71,903,000

6) Stock Options Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, “Accounting for Stock-Based Compensation” – as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income (loss)
As reported	$1,580,000	$759,000	$2,508,000	$(942,000)
Deduct stock-based compensation expense determined under fair-value based method, net of tax	202,000	96,000	377,000	218,000

Pro forma	$1,378,000	$663,000	$2,131,000	$(1,160,000)

Basic earnings (loss) per share
As reported	$0.12	$0.05	$0.18	$(0.07)
Pro forma	$0.10	$0.05	$0.16	$(0.08)
Diluted earnings (loss) per share
As reported	$0.11	$0.05	$0.18	$(0.07)
Pro forma	$0.10	$0.05	$0.15	$(0.08)

The per share weighted-average fair value of stock options granted during the three months ended June 30, 2003 and 2004 were $4.85 and $3.50 respectively. The per share weighted-average fair value of stock options granted during the six months ended June 30, 2003 and 2004 were $4.81 and $3.91 respectively. The fair value of stock options on the date of grant was estimated using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Expected dividend yield	0%	0%	0%	0%
Average risk-free interest rate	2.3%	3.1%	2.6%	3.0%
Volatility factor	65.08%	58.91%	65.54%	59.48%
Expected life	4 years	4 years	4 years	4 years

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

At June 30, 2004, the Company had six manufacturing facilities. Two are located in Southern California, in Perris, California, which is approximately 60 miles east of Los Angeles. The Company has another facility in Lathrop, California. Lathrop is located approximately 75 miles east of San Francisco. The fourth manufacturing facility is located in Phoenix, Arizona. The Company has another facility in Glen Rose, Texas. Glen Rose is located approximately 75 miles southwest of Dallas. The Company’s sixth manufacturing facility is located in Plant City, Florida, northeast of Tampa. All of the locations manufacture and sell products into the classroom, commercial and light industrial markets.

Forward Looking Statements

This report contains statements which, to the extent that they are not recitations of historical fact, such as our belief that we have sufficient liquidity to meet our near-term operating needs, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are intended to be subject to the safe harbor protection within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this quarterly report, including the Notes to the Condensed Consolidated Financial Statements and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences.

In addition, the accuracy of such forward looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: the ability to adequately pass through to customers unanticipated future increases in raw material costs; an unanticipated change in the types of classrooms required by school districts; and declines in available funding for modular classroom construction and other risks and uncertainties that are described in our other filings with the Securities and Exchange Commission, including our reports on Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, there is no assurance that our expectations will be attained. We will not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

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

Overview of Three Months ended June 30, 2004

Net sales of $54.6 million in the second quarter of 2004 were $8.9 million greater than last year on the strength of Florida classroom sales and other commercial and light industrial sales throughout the company. In addition, California classroom sales recovered from their very slow start in the first quarter of 2004 and are back on pace with last year. Gross profit improved for the quarter based on the improved volume across the Company and was further helped by the higher margins resulting from the direct sales in the non-California classroom business. Affecting the margins adversely were the significantly higher commodity prices for steel, lumber and plywood that could not be recovered on projects existing under firm, fixed-price contracts.

Backlog continued to rise during the second quarter and is now at a new record-level $163 million, up 42% from $115 million at December 31, 2003. As a direct result of the new direct-sales strategy implemented during the fourth quarter of 2003, backlog for non-California classroom products was up more than 350% over year-end 2003. The Company reports as backlog those projects which have firm orders and are scheduled to generate revenue within the next 18 months.

The Company believes that the record-level backlog with improving margins will result in higher production levels; improved efficiencies; and improved cost-absorption in the upcoming quarters. As a result, the Company anticipates both higher sales and profits in the second half of 2004.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percent of net sales.

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	11.4	6.5	10.4	3.9
Selling, general and administrative expenses	4.6	4.2	4.5	5.5
Covenant amortization	—	—	—	—
Gain on sale of PP&E	—	1.1	—	0.7
Income (loss) from operations	6.7	3.4	5.8	(0.8)
Interest expense, net	(0.8)	(1.0)	(0.8)	(1.2)
Other, net	—	—	—	—
Income (loss) before income taxes	6.0	2.4	5.0	(1.9)
Income taxes (benefit)	2.5	1.0	2.1	(0.8)
Net income (loss)	3.5	1.4	2.9	(1.1)

Net sales for the three months ended June 30, 2004, increased by $8,915,000 or 19.5% and decreased by $1,961,000 or 2.3%, for the six months ended June 30, 2004, when compared to the same periods in 2003. The significant increase in sales for the three months ended June 30, 2004, when compared to the prior year is primarily attributable to increased sales in Arizona and Florida. These increased sales are due to long anticipated classroom projects in Florida and other major direct-sales projects in Florida and Arizona. When comparing sales for the six months ended June 30, 2004, with the prior year, the shortfall is due to delays in California classroom projects.

Gross profit as a percentage of net sales for the three and six months ended June 30, 2004 decreased to 6.5% and 3.9%, respectively, from 11.4% and 10.4%, for the same periods in 2003. A primary contributor to these lower margins was the unexpected significantly increased costs for steel, lumber and plywood which occurred over a very short period of time and were not able to be passed on due to fixed-price contracts in California. New contracts reflect current commodity costs. Increased direct labor costs also contributed to the lower margins.

Selling, general and administrative expenses (SG&A) increased for the three and six months ended June 30, 2004 by $196,000 or 9.3% and $677,000 or 17.3%, respectively. The increase in SG&A expenses for the three months ended June 30, 2004 were in line with expectations and with the increase of sales. The increase during the six months ended June 30, 2004 was primarily due to the early 2004 “ramp-up” to prepare for the volume related needs as the company transitioned to a greater direct sales approach.

The gain on the sale of PP&E was from the sale of a plant in Florida. The Company had previously combined the operations of this facility into the Plant City, Florida facility.

Net interest expense increased for the three and six months ended June 30, 2004 by $218,000 or 61.4% and $281,000 or 40.0%, respectively, when compared to the same periods in 2003. The increased net interest expense for both periods is attributable to amortization of deferred amendment fees, the write-off of certain loan issuance costs due to the reduced borrowing capacity and to higher average outstanding debt.

Based on an effective tax rate of 42%, a tax provision of $549,000 and a tax benefit of $682,000 were recorded for the three and six months ended June 30, 2004. The effective tax rate has not changed from the prior year.

The net income of $759,000 for the three months ended June 30, 2004 and the net loss of $942,000 for the six months ended June 30, 2004 compare to net income of $1,580,000 and $2,508,000 for the same periods, respectively, from the prior year. The changes year-over-year are a direct result of the factors discussed above.

Inflation

The Company was adversely affected by steel, lumber and plywood price increases during the three and six months ended June 30, 2004. Although the Company aggressively pursued means of offsetting the impact of these price increases, the Company estimates that there was a negative impact exceeding $2,000,000 and $3,000,000 for the three and six months ended June 30, 2004, respectively. Although the Company uses the most recently available cost information when evaluating pricing and margin decisions, in entering contracts with customers there can be no assurance that the Company’s business will not be affected by unusually volatile inflation in the future.

Liquidity and Capital Resources

Historically, the Company has financed its operations almost exclusively with cash flow generated from operations and bank borrowings. At June 30, 2004, the Company had $4,970,000 in cash and cash equivalents. During the six months ended June 30, 2004, the Company’s operating activities used net cash of $3,963,000.

The Company amended its credit facility in May 2004, continuing the relationship with the previous lenders. Reflecting the continuing reduction of overall debt, the revolving loan commitment was reduced from $35,000,000 to $30,000,000 with the overall credit facility reduced from $47,000,000 to $42,000,000. The amendment also modified certain terms and covenants to better reflect the current credit needs of the Company. These modifications included the early repayment of $4,000,000 of term debt in addition to the regularly scheduled quarterly payments. This early repayment partially accounts for the increased level of the revolver during the three months ended June 30, 2004.

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

INTEREST RATE RISK

We are exposed to market risks related to fluctuation in interest rates on our $42 million credit facility. During the quarter ended June 30, 2004, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 2.75%, or the Federal Funds rate plus additional interest of between 0.25% to 1.25%. The additional interest charge is based upon certain financial ratios. We estimate that the average amount of debt outstanding under the credit facility for the second half of 2004 will be $25 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $125,000 for the remaining six months of 2004.

CREDIT RISK

We are currently exposed to credit risk on credit extended to customers. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been small and within our expectations.

Item 4. Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934. No change occurred during the quarter ended June 30, 2004, in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. We believe the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on our operations or financial position.

Item 2.	Changes in Securities, use of Proceeds and Issuer Purchases of Equity Securities
None
Item 3.	Defaults upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Name of Exhibit
3.1[1]	Certificate of Incorporation of Modtech Holdings, Inc.

3.2[6]	Bylaws of Modtech Holdings, Inc.

10.1[2]	Modtech, Inc.’s 1996 Stock Option Plan.

10.2[3]	Transaction Advisory Agreement.

10.3[6]	Employment Agreement between the Company and Evan M. Gruber.

10.5[6]	Employment Agreement between the Company and Michael G. Rhodes.

10.6[4]	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett Street property in Perris, California.

10.7[4]	Lease between the Company and BMG, relating to the property in Lathrop, California.

10.8[4]	Form of Indemnity Agreement between the Company and its executive officers and directors.

10.9[3]	Financial Advisory Services Agreement.

10.11[5]	Credit Agreement, dated December 26, 2001

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).
[2]	Incorporated by reference to Modtech, Inc.’s Registration Statement on form S-8 filed with the Commission on December 11, 1996 (Commission File No. 333-17623).
[3]	Incorporated by reference to Amendment No. 2 to Modtech Holdings, Inc.’s Registration Statement on Form S-4, filed with the Commission on January 11, 1999 (Commission File No. 333-69033).
[4]	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).
[5]	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 1, 2002 (Commission File No. 000-25161).
[6]	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

(b) Reports on Form 8-K

Form 8-K, dated May 7, 2004, and regarding press release furnished by Modtech Holdings, Inc. on May 7, 2004 announcing its financial results for the quarter ended March 31, 2004.

Form 8-K, dated May 4, 2004, and regarding press release furnished by Modtech Holdings, Inc. on April 29, 2004 announcing its preliminary financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Modtech Holdings, Inc.

Date: August 9, 2004	by:	/s/ Dennis L. Shogren
Dennis L. Shogren
Chief Financial Officer

	by:	/s/ Evan M. Gruber
Evan M. Gruber
Chief Executive Officer