Form 10-Q
period 2004-09-30
MODTECH HOLDINGS INC
filed 2004-11-12
CIK 1075066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

(951) 943-4014

(Registrant’s telephone number, including area code)

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

As of November 5, 2004, there were 14,120,382 of the Registrant’s Common Stock outstanding.

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries, hereafter referred to as “Modtech”, “we”, or “our”, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, we believe that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three months and nine months ended September 30, 2003 and 2004 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

MODTECH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2003	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$1,122,000	$2,353,000
Contracts receivable, net, including costs in excess of billings of $9,535,000 and $17,760,000 in 2003 and 2004, respectively	36,960,000	58,840,000
Inventories	6,841,000	14,665,000
Due from affiliates	1,867,000	—
Deferred tax assets	2,875,000	2,875,000
Other current assets	3,752,000	1,697,000

Total current assets	53,417,000	80,430,000

Property and equipment, net	17,397,000	15,715,000

Other assets
Goodwill	71,903,000	71,903,000
Covenants not to compete, net	58,000	35,000
Debt issuance costs, net	969,000	724,000
Deferred tax asset – non-current	111,000	111,000
Other assets	1,191,000	1,374,000

Total assets	$145,046,000	$170,292,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$14,720,000	$35,884,000
Billings in excess of costs	3,817,000	4,982,000
Current revolving credit line	7,400,000	22,900,000
Current maturities of long-term debt	6,000,000	5,750,000

Total current liabilities	31,937,000	69,516,000

Long-term debt, excluding current portion	6,000,000	—

Total liabilities	37,937,000	69,516,000

Shareholders’ equity:
Common stock, $.01 par. Authorized 25,000,000 shares; issued and outstanding 13,726,664 and 13,850,855 in 2003 and 2004, respectively	137,000	139,000
Additional paid-in capital	79,262,000	79,729,000
Retained earnings	27,710,000	20,908,000

Total shareholders’ equity	107,109,000	100,776,000

	$145,046,000	$170,292,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net sales	$50,729,000	$55,950,000	$136,727,000	$139,987,000
Cost of goods sold	44,719,000	58,973,000	121,731,000	139,694,000

Gross profit (loss)	6,010,000	(3,023,000)	14,996,000	293,000

Selling, general, and administrative expenses	1,847,000	6,383,000	5,757,000	10,969,000
Covenant amortization	6,000	6,000	69,000	23,000
Gain on sale of property and equipment	—	(137,000)	—	(757,000)

Income (loss) from operations	4,157,000	(9,275,000)	9,170,000	(9,942,000)

Other income (expense):
Interest expense, net	(387,000)	(464,000)	(1,090,000)	(1,448,000)
Other, net	7,000	16,000	21,000	43,000

	(380,000)	(448,000)	(1,069,000)	(1,405,000)

Income (loss) before income taxes	3,777,000	(9,723,000)	8,102,000	(11,347,000)

Income tax expense (benefit)	1,586,000	(4,084,000)	3,403,000	(4,766,000)

Net income (loss)	2,191,000	(5,639,000)	4,699,000	(6,581,000)

Series A Preferred stock dividend	—	—	7,000	—

Net income (loss) applicable for common stockholders	$2,191,000	$(5,639,000)	$4,692,000	$(6,581,000)

Basic earnings (loss) per common share	$0.16	$(0.41)	$0.34	$(0.48)

Basic weighted-average shares outstanding	13,727,000	13,851,000	13,674,000	13,812,000

Diluted earnings (loss) per common share	$0.15	$(0.41)	$0.33	$(0.48)

Diluted weighted-average shares outstanding	14,261,000	13,851,000	14,285,000	13,812,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$4,699,000	$(6,581,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,576,000	1,748,000
Loss (gain) on sale of property and equipment	2,000	(757,000)
(Increase) decrease in assets:
Contracts receivable	(911,000)	(21,880,000)
Inventories	(1,408,000)	(7,824,000)
Due from affiliates	(1,462,000)	1,867,000
Other current and noncurrent assets	(1,270,000)	1,872,000
Increase in liabilities:
Accounts payable and accrued liabilities	8,083,000	21,436,000
Billings in excess of costs	1,497,000	1,165,000

Net cash (used in) provided by operating activities	10,806,000	(8,954,000)

Cash flows from investing activities:
Proceeds from sale of property and equipment	26,000	2,405,000
Purchase of property and equipment	(4,122,000)	(1,211,000)

Net cash (used in) provided by investing activities	(4,096,000)	1,194,000

Cash flows from financing activities:
Net principal borrowings under revolving credit line	200,000	15,500,000
Principal payments on long-term debt	(5,250,000)	(6,250,000)
Payment of debt issuance costs	(113,000)	(235,000)
Series A dividend payment	—	(221,000)
Proceeds from exercise of stock options	202,000	197,000

Net cash (used in) provided by financing activities	(4,961,000)	8,991,000

Net increase in cash and cash equivalents	1,749,000	1,231,000

Cash and cash equivalents at beginning of period	213,000	1,122,000

Cash and cash equivalents at end of period	$1,962,000	$2,353,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2004

1) Basis of Presentation

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

The results of operations for the three and nine months ended September 30, 2003 and 2004 are not necessarily indicative of the results to be expected for the full fiscal years.

2) Inventories

Inventories consist of the following:

	December 31, 2003	September 30, 2004
Raw materials	$5,614,000	$12,696,000
Work in process	1,227,000	1,969,000

	$6,841,000	$14,665,000

Raw materials at September 30, 2004 include approximately $4.2 million purchased in 2004 which will be used over the next 4-6 months.

3) Earnings (Loss) Per Share

The following table illustrates the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Basic
Net income (loss)	$2,191,000	$(5,639,000)	$4,699,000	$(6,581,000)
Dividends on preferred stock	—	—	7,000	—

Net income (loss) available to common stockholders	$2,191,000	$(5,639,000)	$4,692,000	$(6,581,000)

Basic weighted-average common shares outstanding	13,727,000	13,851,000	13,674,000	13,812,000

Basic earnings (loss) per common share	$0.16	$(0.41)	$0.34	$(0.48)

Diluted
Net income (loss)	$2,191,000	$(5,639,000)	$4,699,000	$(6,581,000)

Weighted-average common shares outstanding	13,727,000	13,851,000	13,674,000	13,812,000
Add:
Conversion of preferred stock	—	—	35,000	—
Exercise of stock options	534,000	—	521,000	—

Diluted weighted-average shares outstanding	14,261,000	13,851,000	14,285,000	13,812,000

Diluted earnings (loss) per common share	$0.15	$(0.41)	$0.33	$(0.48)

Options to purchase 1,101,000 and 1,088,000 shares of common stock were outstanding during the three and nine months ended September 30, 2003, and options to purchase 1,485,000 and 1,483,000 shares of common stock were outstanding during the three and nine months ended September 30, 2004, respectively, but were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. In addition, the three and nine months ended September 30, 2004 had a loss and therefore diluted earnings per share are equal to basic earnings per share.

4) Debt

Modtech has a $42.0 million credit facility, of which $30.0 million represents a revolving loan commitment. The credit facility is secured by all of our assets, as well as our stock ownership in its subsidiaries. The credit facility expires in December 2006. On September 30, 2004, $22.9 million was outstanding under the revolving loan commitment with an additional $7.0 in stand-by letters-of-credit. The credit facility in place contains various covenants.

Due to the operating loss during the three months ended September 30, 2004 we were not in compliance with certain covenants as of September 30, 2004. Compliance with certain covenants has been waived until year-end, but certain other covenants including earnings as measured by EBITDA, current ratio and net worth, were violated due to the loss incurred during the three months ended September 30, 2004 and these covenant violations have not been waived. Due to these covenant violation, Modtech has reclassified $2,750,000 in long-term debt to current debt.

Management is in discussions regarding debt restructuring with several lenders, including the current bank group. We believe that any restructuring, if required, will be orderly and will not have a negative impact on our continuing operations, but there is no assurance that we will be successful in restructuring our debt. There can be no assurance that Modtech will be able to improve its cash flow and operating results to improve our financial condition, but we are committed to take all feasible actions directed toward achieving these goals.

Please see footnote 7 for further disclosure regarding liquidity.

5) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2003	$71,903,000
Goodwill acquired during nine months ended September 30, 2004	—
Impairment loss during the nine months ended September 30, 2004	—

Balance as of September 30, 2004	$71,903,000

6) Stock Options Plans

Modtech applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, “Accounting for Stock-Based Compensation” – as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, Modtech has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income (loss)
As reported	$2,191,000	$(5,639,000)	$4,699,000	$(6,581,000)
Deduct stock-based compensation expense determined under fair-value based method, net of tax	$202,000	$96,000	$377,000	$314,000

Pro forma	$1,989,000	$(5,735,000)	$4,322,000	$(6,895,000)

Basic earnings (loss) per share
As reported	$0.16	$(0.41)	$0.34	$(0.48)
Pro forma	$0.14	$(0.41)	$0.32	$(0.50)
Diluted earnings (loss) per share
As reported	$0.15	$(0.41)	$0.33	$(0.48)
Pro forma	$0.14	$(0.41)	$0.30	$(0.50)

There were no stock options granted during the three months ended September 30, 2003 and 2004. The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2003 and 2004 were $5.00 and $3.84, respectively. The fair value of stock options on the date of grant were estimated using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Expected dividend yield	n/a	n/a	0%	0%
Average risk-free interest rate	n/a	n/a	2.6%	3.2%
Volatility factor	n/a	n/a	65.54%	57.7%
Expected life	n/a	n/a	4 years	4 years

7) Liquidity

Modtech has experienced material operating losses and negative operating cash flows during the three months ended September 30, 2004. Modtech’s ability to fund its reasonably foreseeable working capital, capital expenditure and debt service requirements for the next twelve months from cash on hand, funds from operations and its bank line of credit will require improvements in operating results and operating cashflow and the willingness of our lenders to waive defaults to financial covenants. Modtech is aggressively pursuing improvements in its cash flow and operating results, including specific steps directed at conserving cash, increasing margins and reducing costs and is committed to take all feasible actions to achieve these goals. Management believes that its efforts will succeed in enabling it to meet its cash requirements, improve its financial position and satisfy the lenders.

Management is in discussions regarding debt restructuring with several lenders, including the current bank group. We believe that any restructuring, if required, will be orderly and will not have a negative impact on our continuing operations, but there is no assurance that we will be successful in restructuring our debt. We are committed to take all feasible actions including but not limited to seeking additional equity and very aggressive cost controls. The failure to successfully restructure our debt could have a material adverse effect on our liquidity position and capital resources which may force us to curtail operations until we are able to secure alternate financing.

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

Company Overview

Modtech manufactures and sells modular buildings for both re-locatable and permanent applications. We serve the educational, commercial, governmental, institutional and retail markets. We distribute our products through the customer’s preferred channel utilizing dealers and distributors and for major projects and direct sales. We also arrange third-party financing for those customers who request our help.

At September 30, 2004, Modtech had six manufacturing facilities. Three facilities are located in California and we have a single plant in Texas, Arizona and Florida. All of the locations manufacture and sell products into all the markets we serve.

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

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires Modtech to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and reported amounts of net revenue and expenses during the reporting period.

Management continually evaluates its estimates and assumptions including those related to Modtech’s most critical accounting policies. Management bases its estimates and assumptions on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Changes in economic conditions could have an impact on these estimates and our actual results. Management believes that the following critical accounting policies may involve a higher degree of judgment or complexity:

Allowances for Contract Adjustments

Modtech maintains allowances for contract adjustments that result from the inability of its customers to make their required payments. Management bases its allowances on analysis of the aging of accounts receivable, by account, at the date of the financial statements, assessments of historical collection trends, and an evaluation of the impact of current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Overview of Three Months ended September 30, 2004

Net sales of $56.0 million in the third quarter of 2004 were up 10.3% over the prior year on the strength of business outside of California. Sales outside California increased 62.3% year-over-year while California sales were down 8.3%. California sales were negatively impacted by projected cost overruns on two major projects for which we recognized a future loss in the third quarter.

These losses resulted in a reduction of sales revenue of $3.1 million with a corresponding reduction in gross margin. The largest of these projects, accounting for $2.6 million, began production in the third quarter at which time it became clear that we would not be able to manufacture or install the project for the projected costs. A major contributor to the cost overruns on this project was our inability to enforce contract specifications that allowed “modular-friendly” modifications to the design. That is, we could not change certain design requirements to accommodate factory production where such a change had been assumed during the estimating process.

The previously announced management changes also had a significant negative impact on our expenses in the quarter. There was an additional $2.1 million in costs relating to severance pay for the departing officers and recruiting fees and related costs for hiring our new President/CEO.

Based on the strength of our current backlog, both in California classrooms and our other markets, Modtech believes it is poised for a strong turn-around starting with a “break-even” fourth quarter in 2004 followed by the strongest first quarter in 2005 in the last four years. Our backlog of $149.3 million includes $129.8 million of California classroom and $19.5 million of non-California classroom projects / orders. We include firm purchase orders and notices of award from school districts for work over the next eighteen months in our backlog.

We are expecting significant growth in revenue for 2005 and, in addition, the new leadership team is aggressively attacking Modtech’s cost structure with a commitment to returning to positive earnings beginning in the first quarter and continuing throughout 2005.

The losses in the third-quarter continued to put pressure on our cash position. As a result, we are in discussions regarding debt restructuring with several lenders, including our current bank group. We believe that any restructuring, will be orderly and will not have a negative impact on our continuing operations. Our discussions regarding future financing also take into account our needs associated with our anticipated growth.

Trends, Risks and Uncertainties

The trends, risks, and uncertainties described below are not the only ones we face. Additional trends, risks and uncertainties not presently known or that are currently deemed immaterial may also affect our business. If any of these known or unknown trends, risks or uncertainties actually occur, they could have a material adverse effect on our business, financial condition and results of operations.

•	We are facing a trend of increasing demand for complex modular structures

Sales of standardized modular classrooms to California school districts as a percentage of total sales has declined both due to an increase in sales outside of California and as a result of increased demand for more complex, customized structures. In response to this shift in demand, Modtech has had to rely less on its factory production skills and become more involved in the on-site construction and installation of its products. Our design and contract bidding methods have also had to be adapted to the changing market demand. Because of these changes in our business and large, unanticipated cost increases in steel and lumber which could not be passed through to the customer under existing contracts, we have experienced cost overruns on certain projects which have resulted in losses despite an increased sales volume.

•	We must successfully change our business methods to avoid cost overruns on projects

Modtech has made, and continues to make, adjustments in its methods of bidding, contracting, designing, constructing and installing the more complex structures that are now being ordered by our customers. Management believes that these adjustments will reduce the problem of cost overruns on future projects. If the adjustments prove to be inadequate, we will continue to incur cost overruns that will effect our profitability.

•	We may not be able to adequately pass through to our customers price increases in raw materials

Although Modtech is attempting to contract with its customers to be able to pass through price increases in steel and lumber, we have not been successful in all cases. We still have several existing contracts that prevent passing through such increases. If there is another increase in the price of these raw materials, Modtech could experience more cost overruns on its pending projects.

Due to all of the foregoing factors, and the other risks discussed in this Report and our other filings with the Securities and Exchange Commission, including our reports on Forms 10-K and 8-K, quarter to quarter comparisons of our operating results is not a reliable indicator of future performance.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percent of net sales.

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit (loss)	11.8	(5.4)	11.0	0.2
Selling, general and administrative expenses	3.6	11.4	4.3	7.8
Gain on sale of property and equipment	—	0.2	—	0.5
Income (loss) from operations	8.2	(16.6)	6.7	(7.1)
Interest expense, net	(0.8)	(0.8)	(0.8)	(1.0)
Income (loss) before income taxes	7.4	(17.4)	5.9	(8.1)
Income tax expense (benefit)	3.1	(7.3)	2.5	(3.4)
Net income (loss)	4.3	(10.1)	3.4	(4.7)

Net sales for the three months ended September 30, 2004, increased by $5.2 million or 10.3% while net sales for the nine months ended September 30, 2004 increased by $3.3 million or 2.4%, when compared to the same periods in 2003. Compared to the same periods in the prior year, sales of California classrooms decreased by 22.1% for the three months ended September 30, 2004 and by 18.7% for the nine months then ended. California classroom sales have been impacted throughout the year by continuing delays in major projects. The projects remain in our backlog, but have not started on schedule. Also impacting revenue in the 3rd quarter was the recognition of future losses on two projects which resulted in a reduction of sales revenue of $3.1 million with a corresponding reduction in gross margin.

Revenue from sources other than California classrooms grew by 75.3% in the 3rd quarter and 42.9% year-to-date with growth in revenue at all of our locations. In 2003, California classroom revenue accounted for 66.8% and 65.8%, respectively, for the three and nine months ended at September 30, 2003. In 2004, California classroom revenue accounted for 47.2% and 52.3%, respectively, for the three and nine months ended at September 30, 2004. We expect this trend to continue and as we become even more balanced and less dependant on California classroom sales delays, in specific projects will have a reduced impact.

The 5.4% gross loss as a percentage of net sales for the quarter ended September 30, 2004 compares to a gross profit of 11.8% for the same period the prior year. In addition to the impact of the recognition of future losses referenced above, the same projects had an additional $1.4 million in direct cost overruns recognized as cost-of-goods sold. Cost increases for steel and lumber across the company accounted for an additional $1.1 million of cost overruns. An additional $900,000 was incurred as subcontractor cost overruns were incurred in finishing several projects. We believe that changes implemented during 2004 in project management, estimating and engineering, combined with significantly increased involvement by the senior management at all stages will eliminate these cost overruns in the future. However, if the changes prove to be inadequate, we will continue to incur cost overruns that will effect our profitability.

The physical inventory taken as of September 30, 2004 identified $800,000 of obsolete steel and elevators which were written off. Due to the age and condition of certain finished goods the value of such goods was also written down by $900,000 to reflect only the value of the raw materials in such goods.

These same factors caused a decline in gross profit for the nine month period ended at September 30, 2004 from 11.0% in 2003 to 0.2% in 2004.

Selling, general and administrative expenses (SG&A) increased for the three and nine months ended September 30, 2004 by $4.5 million and $5.2 million, respectively. Costs associated with the management change in the 3rd quarter, including severance for former officers and costs associated with recruiting and relocation, totaled $2.1 million. Professional fees associated with certain compliance issues, including Sarbanes-Oxley 404, amounted to an incremental $1.0 million in the 3rd quarter. We also increased our bad debt reserve by $500,000 in recognition of the unlikely collection of specific receivables. The additional SG&A costs incurred in the third quarter and year-to-date are related to costs supporting incremental sales outside California.

The gain on the sale of property and equipment was from the sale of a plant in Florida. We had previously combined the operations of this facility into the Plant City, Florida facility.

Net interest expense increased for the three and nine months ended September 30, 2004 by $77,000 or 19.5% and $358,000 or 32.8%, respectively, when compared to the same periods in 2003. The increase is due to the increased borrowing required due to losses from operations and certain costs of restructuring the debt facility during 2004.

Based on an effective tax rate of 42%, we recorded a tax benefit of $4.1 million and $4.8 million for the three and nine months ended September 30, 2004. The effective tax rate has not changed from the prior year.

Inflation

We have been adversely affected by steel, lumber and plywood price increases during the three and nine months ended September 30, 2004. Although we aggressively pursued means of offsetting the impact of these price increases, we estimate that there was a negative impact exceeding $1.0 million and $4.0 million for the three and nine months ended September 30, 2004, respectively. Although we use the most recently available cost information when evaluating pricing and margin decisions when entering contracts, there can be no assurance that our business will not be affected by unusually volatile inflation in the future.

Liquidity and Capital Resources

Modtech has historically generated cash from operations and bank borrowings to meet its needs. At September 30, 2004, Modtech had $2.4 million in cash and cash equivalents. During the nine months ended September 30, 2004, Modtech used $9.0 million in cash for operating activities.

Modtech believes that improvements in our cash flow and operating results are crucial to our financial stability and our relationship with our lenders and is aggressively pursuing these objectives. To improve cash flow, we are directing our efforts toward minimizing inventories and accounts receivable. We are also focusing on improving operating results which will further improve cash flow.

Modtech has a $42.0 million credit facility, of which $30.0 million represents a revolving loan commitment. The credit facility is secured by all of our assets, as well as the Company’s stock ownership in its subsidiaries. The credit facility expires in December 2006. On September 30, 2004, $22.9 million was outstanding under the revolving loan commitment with an additional $7.0 in stand-by letters-of-credit. The credit facility in place contains various covenants. Due to the operating loss we were not in compliance with certain covenants as of September 30, 2004. Compliance with certain covenants has been waived until year-end, but certain other covenants including earnings as measured by EBITDA, current ratio and net worth, were violated due to the loss incurred during the three months ended September 30, 2004 and these covenant violations have not been waived. Due to these covenant violation, Modtech has reclassified $2,750,000 in long-term debt to current debt.

Management is in discussions regarding debt restructuring with several lenders, including the current bank group. We believe that any restructuring, if required, will be orderly and will not have a negative impact on our continuing operations, but there is no assurance that we will be successful in restructuring our debt. There can be no assurance that Modtech will be able to improve its cash flow and operating results to improve our financial condition, but we are committed to take all feasible actions directed toward achieving these goals. The failure to successfully restructure our debt could have a material adverse effect on our liquidity position and capital resources which may force us to curtail operations until we are able to secure alternate financing.

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

Interest Rate Risk

We are exposed to market risks related to fluctuation in interest rates on our $42 million credit facility. During the quarter ended September 30, 2004, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 2.75%, or the Federal Funds rate plus additional interest of between 0.25% to 1.25%. The additional interest charge is based upon certain financial ratios. In addition, Modtech’s default on certain financial covenants may lead to higher interest charges by our lender group. We estimate that the average amount of debt outstanding under the credit facility for the remaining three months of 2004 will be $28.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $70,000 for the remaining three months of 2004.

Management believes that Modtech’s existing product lines and manufacturing capacity coupled with the management changes in the third quarter along with the renewed focus on cost containment and inventory control will enable us to generate sufficient cash through operations, supplemented by periodic use of our existing bank line of credit, to finance our business at current levels over the next twelve months. Additional cash resources may be required if Modtech is able to expand its business beyond current levels or if operating losses continue. For example, it will be necessary for Modtech to construct or acquire additional manufacturing facilities in order for Modtech to compete effectively in new market areas or states which are beyond a 300 mile radius from one of our production facilities. The construction or acquisition of new facilities would require significant additional capital. For these reasons, among others, Modtech may need additional debt or equity financing in the future. There can be no assurance that Modtech will be successful in obtaining such additional financing.

Credit Risk

We are currently exposed to credit risk on credit extended to customers. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been small and within our expectations.

Item 4. Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our management, including our President/Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our President/Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934. No change occurred during the quarter ended September 30, 2004, in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its state goals under all potential future conditions, regardless of how remote.

14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. We believe the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on our operations or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Due to operating losses, we are not in compliance with, and have not received a waiver for, the covenants not met under our $42 million line of credit with the Wells Fargo lender group.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of the stockholders held on August 10, 2004, the stockholders elected by the votes indicated below the following persons as directors to hold office until the next annual meeting and until their successors are elected and qualified:

Name:	Votes Cast For:	Votes Withheld:
Evan M. Gruber	10,710,883	1,681,232
Robert W. Campbell	12,363,097	29,018
Daniel J. Donahoe III	12,183,790	208,325
Stanley N. Gaines	12,182,938	209,177
Charles R. Gwirtsman	12,132,369	259,746
Charles C. McGettigan	12,133,221	258,894
Michael G. Rhodes	12,186,090	206,025
Myron A. Wick III	12,133,221	258,894

Item 5. Other Information

None

Item 6. Exhibits

Number	Name of Exhibit
3.1[1]	Certificate of Incorporation of Modtech Holdings, Inc.

3.2[5]	Bylaws of Modtech Holdings, Inc.

10.1[2]	Modtech, Inc’s 1994 Stock Option Plan

10.2	Modtech, Inc’s 1996 Stock Option Plan

10.3	Modtech Holdings, Inc. 1999 Stock Option Plan

10.4	Modtech Holdings, Inc. 2002 Stock Option Plan

10.5	Separation Agreement between the Company and Evan M. Gruber

10.6	Separation Agreement between the Company and Michael G. Rhodes

10.7	Employment Agreement between the Company and David M. Buckley

10.8[3]	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett property in Perris, California

10.9[3]	Lease between the Company and BMG, relating to the property in Lathrop, California

10.10[3]	Form of Indemnity Agreement between the Company and its executive officers and directors

10.11[4]	Credit Agreement, dated December 26, 2001

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).
[2]	Incorporated by reference to Modtech, Inc.’s Registration Statement on form S-8 filed with the Commission on December 11, 1996 (Commission File No. 333-17623).
[3]	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).
[4]	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 1, 2002 (Commission File No. 000-25161).
[5]	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Modtech Holdings, Inc.

Date: November 12, 2004	by:	/s/ Dennis L. Shogren
Dennis L. Shogren
Chief Financial Officer

	by:	/s/ David M. Buckley
David M. Buckley
President/Chief Executive Officer