Form 10-K
period 2004-12-31
MODTECH HOLDINGS INC
filed 2005-06-23
CIK 1075066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from N/A to N/A

Commission File No. 000-25161

MODTECH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0825386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2830 Barrett Avenue, Perris, California	92571
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (951) 943-4014

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

Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $58,900,000. As of May 13, 2005, 14,834,535 shares of registrant’s common stock were outstanding.

PART I

FORWARD LOOKING STATEMENTS

This annual report contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are intended to be subject to the safe harbor protection within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this annual report, including the Notes to the Consolidated Financial Statements and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” describe factors, among others, that could contribute to or cause such differences. The accuracy of such forward looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: the ability to adequately pass through to customers unanticipated future increases in raw material costs; an unanticipated change in the types of classrooms required by school districts; and declines in available funding for modular classroom construction and other risks and uncertainties that are described elsewhere in this report and in our other filings with the Securities and Exchange Commission, including our reports on Form 10-Q. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, there is no assurance that our expectations will be attained. We will not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1.	BUSINESS

OVERVIEW

Modtech Holdings, Inc. (“Modtech”, “we”, “our”, or the “Company”) was founded in 1982 with its initial business consisting of purchasing unfinished and outdated classroom shells and performing installation work. We subsequently changed our business to the design, manufacturing, marketing and installation of classroom and other custom modular projects. We have grown internally and through acquisitions to become one of the premier modular building manufacturers in the country. In February 1999, we merged with SPI Holdings Inc., a Colorado corporation, which designed and manufactured commercial and light industrial modular buildings in Arizona, Texas and California. In March 1999, we acquired Coastal Modular Buildings, Inc. and in March 2001 we acquired Innovative Modular Structures. Both companies were based in central Florida. All of the acquired companies have been fully integrated into Modtech Holdings, Inc. We are a Delaware corporation and maintain our corporate offices in Perris, California, USA.

We are a leading provider of modular classrooms in the State of California and a significant provider of commercial and light industrial modular buildings in California, Nevada, Arizona, New Mexico, Utah, Colorado, Texas, Florida and other neighboring states. We are expanding our classroom offerings in all locations in response to increasing demand for new classroom products.

PUBLIC FUNDING

Virtually all of our classroom sales are dependant on public funding. Funding initiatives passed by the voters of California have contributed to our growth and success.

In 2002, the California legislature approved spending approximately $25 billion on new classroom and school construction. The funding was to come from bond issues to be approved by the voters. Between 2002 and 2004, California voters approved the bond issues.

Florida voters approved a constitutional amendment in 2002 to address overcrowded public schools. This amendment establishes statewide ceilings to be in place by 2010; 18 students per classroom in kindergarten through third grade, 22 per classroom in fourth through eighth and 25 per classroom in high school. A number of counties have passed sales-tax initiatives to fund these new classrooms.

Further details on historical public funding and relevant legislative actions pertaining to the modular industry can be found in prior Form 10-K filings which are available at www.modtech.com free of charge.

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

Both the construction of new schools and the addition of classrooms at existing schools are tied to the sources and levels of funding available to California school districts. The availability of funding for new school and classroom additions, in turn, is determined in large measure by the amount of tax revenue raised by the State, the level of annual allocations for education from the State’s budget which is determined by educational policies that are subject to political concerns, and the willingness of the California electorate to approve state and local bond issues to raise money for school facilities.

When compared to the construction of a conventionally built classroom, modular classrooms offer a number of advantages, including, among others:

Lower Cost	—	The cost of our standard classroom may be as low as $33,000 installed, as compared to $100,000 to $120,000 for conventional site built construction of a comparable classroom;

Shorter Construction Time	—	A modular classroom can be built and ready for occupancy in a shorter period of time than that needed for state approval and construction of a site built conventional school facility;

Flexibility of Use	—	Modular re-locatable classrooms enable a school district to use the units for short or long-term needs and to move them if necessary to meet shifts in student populations; and

Ease of Financing	—	As personal rather than real property, modular classrooms may be leased on a long or short-term basis from manufacturers and leasing companies. This allows school districts to finance modular classrooms out of both their operating and capital budgets.

Our commercial and light industrial building revenues in the nonresidential modular market have resulted from the wide-spread acceptance of modular structures as an alternative to traditional site construction and the increasing number of applications for modular buildings across a broad spectrum of industries. Because modular buildings are constructed in a factory using an assembly line process, construction is typically not subject to the delays caused by weather and site conditions. Our buildings can, therefore, generally be built faster than conventional buildings, at a lower cost and with more consistent quality. Our buildings can generally be relocated more easily to meet the changing needs of end users and be quickly joined to other modular buildings to meet increased space requirements. Permanent modular construction has many of the same time saving characteristics as do the relocatable buildings, but can experience the same site delays as conventional construction.

CALIFORNIA MODULAR RELOCATABLE CLASSROOMS

Our California modular re-locatable classrooms are designed, engineered and constructed in accordance with structural and seismic specifications and safety regulations adopted by the California Division of the State Architect, standards which are more rigorous than the requirements for other portable buildings. The Division of the State Architect, which regulates all school construction on public land, has prescribed extensive regulations regarding the design and construction of school facilities, setting minimum qualifications for the preparation of plans and specifications, and reviews all plans for the construction or material modifications to any school building. Construction authorization is not given unless the school district’s architect certifies that a proposed project satisfies construction cost and allowable area standards. We interface with each school district’s architect or engineer to process project specifications through the Division of the State Architect. We believe that the regulated environment in which our classrooms are manufactured serves as a significant barrier to market entry by prospective competitors. See “Business — Competition.”

Conventional site built school facilities constructed by school districts using funds from the State Office of Public School Construction typically require two to three years for approval and funding. By contrast, factory-built school buildings like our standard classrooms may be pre-approved by the State for use in school construction. Once plans and specifications for a given classroom have been pre-approved, school districts can thereafter include in their application to obtain State funds for new facilities a notification that they intend to use pre-approved, standardized factory-built classrooms. This procedure reduces the time required in the State’s approval process to as little as 90 days, thereby providing an additional incentive to use factory-built relocatable classrooms. In all cases, continuous inspection by a licensed third party is required during actual manufacture of the classrooms, with the school district obligated to hire and pay for such inspection costs.

Our California classrooms are manufactured and installed in accordance with the applicable state building codes and Department of State Architect’s interpretive regulations, which supersedes all local building codes for purposes of school construction. The classrooms must comply with accessibility requirements for the handicapped, structural, and seismic and fire code requirements. We manufacture and install standard, largely pre-fabricated modular re-locatable classrooms, as well as customized classrooms, which are modular in design, but assembled on-site using components manufactured internally together with components purchased from third party suppliers. Our classrooms vary in size from two modular units containing a total of 960 square feet to 20 units that can be joined together to produce a facility comprising 9,600 square feet. Larger configurations are also possible. Typical prices for our standard classrooms range from $33,000 to $37,000, while prices for a custom classroom generally exceed $50,000, depending upon the extent of customization required.

The two basic structural designs for standard and custom modular classrooms are a rigid frame structure and a shear wall structure. The rigid frame structure uses a steel floor and roof system, supported at each corner with square steel tubing. These buildings have curtain walls to enclose the interior from the outside, and have the advantage of unlimited width and length. Rigid frame structures may be used for multipurpose rooms and physical education buildings as well as standard classrooms. Shear wall classrooms have a maximum width of 48 feet (four 12-foot modules) and a maximum length of 60 feet. These classrooms use the exterior and interior walls to produce the required structural strength and can be built at lower costs than rigid frame structures. Our most popular factory-built classroom is a rigid frame design, with two modules connected side by side to complete a 24 by 40-foot classroom.

Custom built classrooms, libraries and gymnasiums contain design variations and dimensions such as ceiling height, roof pitch, overall size and interior configuration. These units typically are not assembled at the factory but instead are shipped in pieces, including floors, walls and roofs, and assembled on-site. Contracts for custom-built units may include the design, engineering and layout for an entire school or an addition to a school, and involve site preparation, grading, concrete and asphalt work and landscaping. Customized classrooms are generally more expensive and take longer to complete than standard classrooms.

Additionally, we have developed and manufactured two-story modular classroom buildings. A two-story complex may include cantilevered balconies, soffits, parapets and mansards. They typically include a modular elevator system as well as stairways. Our two-story structures offer a variety of material and design options such as stucco, brick veneer, fiber cement panels or traditional wood siding.

The interior and exterior of all of our modular classrooms can be customized by employing different materials, design features and floor plans. Most classrooms are open, but the interior of the buildings can be divided into individual rooms by permanent or re-locatable partitions. The floor covering is usually carpet but may be sheet vinyl or ceramic tile depending upon the intended use of the classroom. Interior wall material is usually vinyl covered firtex over gypsum board, while other finishes such as porcelain enamel or painted hardboard may be used in such places as restrooms and laboratories. Electrical wiring, air conditioning, windows, doors, fire sprinklers and plumbing are installed during the manufacturing process. The exterior of the units is typically plywood siding, painted to the customer’s specifications, but other common exterior finishes may also be applied.

CUSTOMERS

In California, we market and sell our modular classrooms primarily to school districts. We also sell our classrooms to the State of California and leasing companies, both of which lease the classrooms principally to school districts. Sales of classrooms to California school districts, the State of California and leasing companies accounted for 51.1%, 64.6% and 58.1% of our total net sales for the years ended December 31, 2004, 2003 and 2002, respectively. Our customers typically pay cash from general operating funds or the proceeds of local bond issues, or lease classrooms through banks, leasing companies and other private funding sources.

Sales of classrooms to individual California school districts accounted for approximately 48.4%, 52.4% and 47.2%, of our net sales during the years ended December 31, 2004, 2003 and 2002, respectively, with sales of classrooms to third-party lessors to California school districts during these periods accounting for approximately 2.0%, 9.8% and 4.5%, respectively, of our net sales. The mix of school districts to which we sell our products varies somewhat from year to year. Sales of classrooms directly to the State of California during 2004 represented approximately 0.6% of our net sales, compared to approximately 2.5% and 6.4%, of our 2003 and 2002 net sales, respectively. One of the third-party lessors to which we sell classrooms for lease to California school districts was affiliated with us through ownership by one of our former officers until August, 2004. Sales to this affiliate for the seven months ended July 31, 2004 comprised approximately 0.8% of the annual net sales. For the years ended December 31, 2003 and 2002, sales of classrooms to this affiliated leasing company comprised approximately 2.0% and 3.4%, respectively, of our net sales.

We design and build modular buildings to customer specifications for a wide array of uses beyond California classrooms, including governmental, healthcare, educational, airport and correctional facilities; office and retail space; daycare centers; libraries; churches; construction trailers; golf clubhouses; police stations; convenience stores; fast food restaurants; classrooms and sales offices. The modular buildings serve as temporary, semi-permanent and permanent facilities and can function as free-standing buildings or additions to existing structures. These modular buildings range in size and complexity from a basic single-unit 100-square foot module to a 50,000-square foot building combining several structures and containing multiple stories. We sell our products directly to the end customer in some instances, particularly for major projects. We also sell to and through dealers and distributors. In some instances these dealers provide 3rd party financing to the end customer for direct sales.

SALES AND MARKETING

We utilize an internal sales force which focuses primarily on classroom and other major project opportunities. We rely on dealers and distributors for additional sales in all the markets we serve. Those markets are education; government (military, homeland security and other agencies); institutional (health care, day care, correctional); retail (banks, kiosks, remote restrooms, fast food, motels, and others) and other commercial.

Most of our contracts are awarded on an open bid basis. The marketing process for many of our contracts begins prior to the time the bid process begins. After we selects bids or contracts that we desires to pursue, our marketing and engineering personnel interface directly with various school boards, superintendents or architects during the process of formulating bid or contract specifications. We prepare our bids or proposals using various criteria, including current material prices, historical overhead costs and a targeted profit margin. Many of our contracts are “turnkey”; that is, they include engineering and design, manufacturing, transportation and installation. Open bid contracts are normally awarded to the lowest responsible bidder.

MANUFACTURING AND ON-SITE INSTALLATION

We use an assembly-line approach in the manufacture of our classrooms. The process begins with the fabrication of the steel floor joists. The floor joists are welded to a perimeter steel frame to form the floor sub-assembly, which is typically covered by plywood flooring. Concurrent with the floor assembly the roof structure is welded in a similar fashion with joists and a perimeter frame. The completed roof is then welded to the completed floor utilizing four tube steel corner posts creating a moment connection. The unit progresses down the production line with value added at each work station with the installation of walls, insulation, suspended grid ceilings, electrical systems, heating and air conditioning, windows, doors, plumbing and chalkboards follow, with painting and finishing crews completing the process. Once construction of a classroom commences, the building can be completed in as little as three days. The construction of custom units on-site, from pre-manufactured components, is similar to factory-built units in its progressively-staged assembly process but may involve more extensive structural connections and finish work depending upon the size and type of building, and typically takes 30 to 60 days to complete.

We are vertically-integrated in the manufacture of our modular classrooms, in that we fabricate substantially all of our own metal components at our facilities, including structural floor and roof joists, exterior roof panels, gutters, foundation vents, ramps, stairs and railings. We believe that the ability to fabricate our own metal components helps to reduce the costs of our products and controls our quality and delivery schedules. We maintain a quality control system throughout the manufacturing process, under the supervision of both our own quality control personnel and independent third party inspectors engaged by our customers. In addition, we track the status of all classrooms from sale through installation and completion.

Completed classroom units, or components used in customized units, are loaded onto specially designed flatbed trailers for towing by trucks to the school site. Upon arrival at the site, the units are structurally connected, components are assembled, and the classroom is installed on its foundation. Connection with utilities is completed in the same manner as in conventional on-site construction. Installation of the modular classrooms may be on a separate foundation, or several units may be incorporated on a common foundation, so that upon installation they appear to be an integral part of an existing school facility or function as a larger building, such as a multi-purpose room or cafeteria.

We oversee installation of our classrooms and other buildings on-site, using our own employees for project supervision as the general contractor. In many projects, we supervise subcontracted electrical, plumbing, grading, paving, concrete work, and other site preparation work and services. We have general contractor’s licenses in the states where we engage in activities that require such licenses.

In addition to approvals by the Division of the State Architect, licensed inspectors representing school district customers are present at each of our California manufacturing facilities to continuously inspect the construction of classrooms for compliance to the approved plans. On-site inspections after installation are also made by independent third party inspectors for purposes of determining compliance with the approved plans and all applicable codes.

We also use a continuous flow assembly line process for our non-classroom buildings. Multiple structures are assembled simultaneously at various stations along the assembly line. Depending upon the complexity of the design for a particular modular building, the average construction time from approval of the design to shipment ranges from 30 to 45 days. Once construction of a typical modular building commences, the building can be completed in as few as seven to ten days.

At December 31, 2004, we had six manufacturing facilities. Two are located in Perris, California, which is approximately 60 miles east of Los Angeles. The third facility is in Lathrop, California, which is located approximately 75 miles east of San Francisco. In February 2005, we announced the closure of the Lathrop facility, which was completed on April 30, 2005. This closure is discussed in more detail in ITEM 2 of this report. The fourth manufacturing facility is located in Phoenix, Arizona. We have another facility in Glen Rose, Texas, which is located approximately 75 miles southwest of Dallas. Our sixth manufacturing facility is located in Plant City, Florida, approximately 30 miles northeast of Tampa.

Our standard contractual warranty for modular buildings is one year, although it may be varied by contract specifications. Purchased equipment installed by us, such as air conditioning units, carries the manufacturers’ standard warranty. Warranty costs have not been material in the past.

BACKLOG

We manufacture classrooms and other buildings to fill existing orders only, and not for inventory. As of April 30, 2005, the backlog of sales orders was approximately $179.5 million, up from approximately $157.9 million at April 30, 2004. Backlog that will be converted into sales during the current fiscal year is approximately $125.0 million. The rate of booking new contracts varies month to month, and customer changes in delivery schedules occur. For these reasons, among others, our backlog as of any particular date may not be representative of actual sales for any succeeding period.

The backlog by region as of April 30, 2005 was as follows: California—$139.4 million; Arizona—$14.2 million; Texas—$4.5 million; and Florida—$21.4 million.

COMPETITION

The modular re-locatable classroom industry is highly competitive, with the market divided among a number of privately-owned companies whose share of the market is smaller than ours. We believe that the nature of the bidding process, the level of performance bonding required, and the industry’s regulated environment serve as barriers to market entry, and that the expertise of our management gives us an advantage over competitors.

We believe that our expertise in site preparation and on-site installation gives us a competitive advantage over many manufacturers of higher-priced, customized modular units, while our vertically integrated, assembly-line approach to manufacturing enables us to be one of the low-cost producers of standardized, modular re-locatable classrooms in California. Unlike many of our competitors, we manufacture most of our own metal components which allows us to maintain quality control over these components and to produce them at a lower average cost than that at which they could be obtained from outside sources. We also believe that the quality and appearance of our buildings, and our reputation for reliability in completion of our contracts, enable us to maintain a favorable position among our competition.

As the demand for modular buildings has shifted in recent years from standardized buildings to more complex, customized buildings, we have had to modify our production process and, as a result, have at times experienced competitive disadvantages.

We categorize our current competition based upon the geographic market served, as well as upon the relative degree of customization of products sold. The primary competitors in California are believed to be American Modular Systems and Design Mobile Systems, both of which are located in Northern California. Each of these competitors is a privately-owned company. With the upcoming closure of our Lathrop facility, our competitors in Northern California will have a competitive advantage relative to transportation costs. However, it is our belief that increased transportation costs will be offset by efficiency gains attributable to the consolidation of manufacturing into a more efficient operation. Previously reported competitors, Aurora Modular Industries and Turn Key Schools, both located in Perris, California discontinued operations in 2004.

Outside of the California classroom market, the nonresidential modular building industry is highly competitive and fragmented. For our highly customized modular buildings, the main competitive factor is the ability to meet end user requirements in a timely manner, while price is the main competitive factor for less customized structures. Because the cost of transporting completed modular buildings is substantial, most manufacturers limit their distribution to dealers located within a 400-mile radius of their manufacturing facility. As a result, the nonresidential modular building industry is highly fragmented and is composed primarily of small, regionally based private companies maintaining a single manufacturing facility. These small, regionally based private companies may have a competitive advantage relative to certain overhead costs associated with a comparatively larger, publicly traded company.

Our primary competitors for non-California classroom modular buildings are believed to be Modular Structures International, Walden Structures, Miller Building Systems and Indicom Building Systems.

PERFORMANCE BONDS

A substantial portion of our sales require bid, performance and payment bonds to ensure that the contracts will be performed and completed in accordance with contract terms and conditions, and to assure that subcontractors and suppliers will be paid. In determining whether to issue a performance bond on our behalf, bonding companies consider a variety of factors concerning the specific project to be bonded, as well as our levels of working capital, shareholders’ equity and outstanding indebtedness. From time to time we have had, and in the future may again encounter, difficulty in obtaining bonding for a given project. Although we have been able to obtain the bonding we have needed during the last twelve months, we believe that our difficulty in obtaining bonding for certain large projects from time to time in the past has been attributable to our levels of working capital, shareholders’ equity and indebtedness, and not concerns about our ability to perform the work required under the contract.

RAW MATERIAL AND COMPONENTS

The raw materials used in our business consist mainly of commodities such as steel, lumber and plywood, electrical components such as plugs, switches and lights, plumbing components such as pipe, fittings and fixtures, heating and air conditioning units and other general construction materials. We are not dependant upon a single source for our principal raw materials and such materials have historically been readily available. Although there were dramatic increases in the cost of steel during 2004, we did not experience any significant steel shortages. We believe we currently have ready access to adequate supplies of raw materials and components from numerous suppliers at competitive prices.

PATENTS, TRADEMARKS, LICENSES AND OTHER INTELLECTUAL PROPERTY

“Modtech” is our only registered trademark. We do not have any patents. We hold general contractors licenses in those states where our activities require such licenses. These licenses are readily available and renewable annually. We also hold certain intellectual property in the form of proprietary designs which have been approved for modular classroom design by the State of California. These approved designs and plans are required in order to sell classrooms into the State of California classroom market and create a short term barrier to entry into the

California classroom market. We estimate that it takes approximately six months to obtain approval for a new set of plans. Our rights in our trademark and proprietary designs are for an indefinite term.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

Like other manufacturing concerns, we are subject to numerous laws and regulations that govern environmental and occupational health and safety matters. We believe that our operations are substantially in compliance with all such applicable laws and regulations. Such compliance has not caused us to incur, and we do not expect to incur any material expenditures or liabilities for environmental matters. As a result, our environmental obligations have not had a material effect on our capital expenditures, earnings or competitive position in the past, and we do not believe they will have a material effect in the future.

The Phoenix facility, which we lease, is located within a 25-square-mile area listed by the Arizona Department of Environmental Quality on the state priority list for contaminated sites. According to a 1999 environmental site assessment report pertaining to the Phoenix facility, neither we nor the prior operators or owners of the property have been identified as potentially responsible parties at this site. Additionally, the environment site assessment report identified no historical activity on the property we lease that was likely to have been a source of the contaminants at the site.

EMPLOYEES

The number of persons employed by us at year end 2004, 2003, and 2002 were 1,395, 901, and 1,273, respectively. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

INFORMATION AVAILABLE ON OUR WEBSITE

We make available free of charge on our internet website at www.modtech.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC filings, as well as those of other companies that file electronically with the SEC, are available at the SEC’s Internet website at www.sec.gov. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition to SEC filings, we also post on our website press releases, information regarding our Whistle Blower program and information about other company initiatives such as our Six Pillars of Excellence Award Program and our Lean Enterprise Team Charter.

ITEM 2.	PROPERTIES

Our principal executive and administrative facilities are located in approximately 17,000 square feet of modular buildings at our primary manufacturing facility located in Perris, California. This manufacturing facility occupies 25 acres, with approximately 226,000 square feet of covered production space under roof, pursuant to a lease expiring in 2014. A second facility in Perris occupies approximately thirty acres, with approximately 120,000 square feet of covered production space under roof, pursuant to a lease expiring in 2014. This second facility also includes approximately 80,000 square feet under roof used as a metal working facility.

Our third plant consists of a 400,000 square foot manufacturing facility, with approximately 160,000 square feet of covered production space under roof, on a 30-acre site in Lathrop, California that is leased through 2019. On February 1, 2005, management approved plans to consolidate our manufacturing facilities by closing the Lathrop plant in Northern California and shifting production to our other plants, principally those located in Southern

California. The closure, which was completed on April 30, 2005, resulted in the elimination of approximately 140 employee positions. We expect that the plant closure will reduce costs and enhance profitability. We estimate that the aggregate costs incurred in connection with the plant closure, including redeployment of assets, and related costs will be approximately $700,000.

The fourth plant consists of approximately 50,000 square feet of covered production space under roof, on a 10-acre site in Phoenix, Arizona, pursuant to a lease expiring in 2007. The fifth plant consists of approximately 80,000 square feet of manufacturing area on a 20-acre site in Glen Rose, Texas, outside the Dallas-Fort Worth metropolitan area. The Texas lease expires in 2008. We purchased a sixth facility in January 2003 for approximately $2.5 million. This facility, including office space, consists of 106,000 square feet on a 17-acre site in Plant City, Florida, northeast of Tampa.

During 2003, we closed three facilities. We chose not to renew our lease for a plant in Glendale, Arizona. The operations at this plant were consolidated into the Phoenix operation. We also chose not to renew our lease for a plant in St. Petersburg, Florida. The operations from this plant and from a company-owned facility also in St. Petersburg were consolidated into the newly purchased and expanded operations in Plant City, Florida and the leased facility was turned back to the owner. The company-owned property in St. Petersburg was sold during 2004.

We believe that our facilities are well maintained and in good operating condition, and meet the requirements for our immediately foreseeable business needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any legal proceedings other than those of a nature considered normal to our business, including product liability, employment disputes, administrative proceedings and commercial litigation. Such proceedings often do not specify the amount of damages sought, are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these pending proceedings. While these matters could affect operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to us beyond that provided for at year-end would not be material to our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market System under the symbol “MODT” (as of the filing date, Modtech’s symbol is “MODTE”). The range of high and low sales prices for the common stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below, are as follows:

Quarter Ended	High	Low
3/31/03	$10.00	$6.55
6/30/03	9.75	6.95
9/30/03	9.74	7.26
12/31/03	8.66	7.44

3/31/04	9.41	7.13
6/30/04	8.09	6.54
9/30/04	8.11	7.10
12/31/04	8.89	7.21

On May 13, 2005, the closing sales price on the NASDAQ National Market for a share of our Common Stock was $7.46. The approximate number of holders of record of our Common Stock on May 13, 2005, was 56.

STOCK COMPENSATION PLAN TABLE

The following table sets forth the number of shares to be issued upon exercise of outstanding options, the weighted-average exercise price of such options, and the number of shares remaining available for issuance as of the end of our most recently completed fiscal year.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	1,975,569	$9.31	90,823

Equity compensation plans not approved by security holders	N/A	N/A	N/A

DIVIDEND POLICY

We have not paid a dividend on common stock at any time since 1990. The Board of Directors currently intends to follow a policy of retaining all earnings, if any, to finance our continued growth and development and does not anticipate paying cash dividends on our common stock in the foreseeable future. Our current credit facilities prohibit the payment of dividends. Any future determination as to the payment of cash dividends will be dependent upon our financial condition and results of operations, the provisions of our then current credit facilities, and other factors deemed relevant by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report. Our statement of operations data for the years ended December 31, 2004, 2003, and 2002 and our balance sheet data as of December 31, 2004 and 2003 have been derived from our audited consolidated financial statements included elsewhere in this report which have been audited by KPMG LLP, whose report is included elsewhere in this report. Our statement of operations data for the years ended December 31, 2001 and 2000 and our balance sheet data as of December 31, 2002, 2001, and 2000 have been derived from our audited consolidated financial statements, which are not presented in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:(1)
Net sales	$185,194	$159,870	$167,973	$201,116	$234,734
Cost of goods sold	188,114	147,938	144,782	165,068	198,501

Gross (loss) profit	(2,920)	11,932	23,191	36,048	36,233
Selling, general and administrative expenses	14,495	8,129	7,731	8,586	8,011
(Gain) loss on sale of property and equipment	(745)	1	2	—	—
Goodwill and covenant amortization	29	79	368	3,751	3,702

(Loss) income from operations	(16,699)	3,723	15,090	23,711	24,520
Interest income (expense), net	(2,836)	(1,359)	(1,628)	(3,067)	(4,928)
Other income	881	31	42	91	61

(Loss) income before income taxes and cumulative effect of a change in an accounting principle	(18,654)	2,395	13,504	20,735	19,653
Income taxes benefit (provision)	108	(938)	(5,773)	(9,606)	(9,237)

(Loss) income before cumulative effect of a change in an accounting principle	(18,546)	1,457	7,731	11,129	10,416
Cumulative effect of a change in an accounting principle	—	—	(37,289)	—	—

Net (loss) income	(18,546)	1,457	(29,558)	11,129	10,416

Net (loss) income available for common shareholders(2)	$(18,767)	$1,450	$(29,714)	$10,973	$10,260

Basic (loss) earnings per common share before cumulative effect of a change in an accounting principle	$(1.35)	$0.11	$0.56	$0.82	$0.78
Cumulative effect of a change in an accounting principle per common share—basic	—	—	(2.76)	—	—

Basic (loss) earnings per common share	$(1.35)	$0.11	$(2.20)	$0.82	$0.78

Basic weighted-average shares outstanding	13,949	13,708	13,499	13,431	13,238

Diluted (loss) earnings per common share before cumulative effect of a change in an accounting principle	$(1.35)	$0.10	$0.52	$0.76	$0.72
Cumulative effect of a change in an accounting principle per common share—diluted	—	—	(2.57)	—	—

Diluted (loss) earnings per common share	$(1.35)	$0.10	$(2.05)	$0.76	$0.72

Diluted weighted-average shares outstanding	13,949	14,122	14,492	14,442	14,357

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:(1)
Working capital	$11,560	$21,480	$28,001	$25,265	$17,153
Total assets	179,145	145,562	153,807	185,903	187,702
Total liabilities	87,217	39,188	49,277	52,099	65,610
Long-term debt, excluding current portion	19,756	6,000	12,000	19,000	23,600
Shareholders’ equity	91,928	106,374	104,530	133,804	122,092

	Year Ended December 31,
	2004	2003	2002	2001	2000
Selected Operating Data:
Gross (loss) margin	(1.6)%	7.5%	13.8%	17.9%	15.4%
Operating (loss) margin	(9.0)%	2.3%	9.0%	11.8%	10.4%
Backlog at period end(3)	$172,000	$115,000	$85,000	$80,000	$80,000

(1)	As summarized in Note 19 to our consolidated financial statements, certain immaterial corrections were made to prior periods.
(2)	After deduction of preferred stock dividends of $221,000 for the year ended December 31, 2004, $7,000 for the year ended December 31, 2003 and $156,000 for each of the years ended December 31, 2002, 2001 and 2000.
(3)	We manufacture classrooms and other buildings to fill existing orders only, and not for inventory. Backlog consists of sales orders scheduled for completion during the next 18 months, approximately. We believe approximately $125 million of the $172 million backlog will convert into sales during 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading provider of modular classrooms in the State of California and a significant provider of commercial and light industrial modular buildings in California, Nevada, Arizona, New Mexico, Utah, Colorado, Texas, Florida and other neighboring states. We are expanding our classroom offerings in all locations in response to increasing demand for new classroom products.

Key factors which impact demand for our products include a growing population and the resulting increase in school age children in the regions we serve, natural disasters such as the hurricanes in Florida during 2004 and increased demand from military bases. Demand increased in 2004 resulting in 15.8% increase in net sales over the prior year.

Throughout 2004 our raw material costs were significantly and adversely affected by the rapid rise in steel costs which nearly doubled for certain steel used in our products. Lumber and plywood costs also increased significantly during 2004. Pricing for these commodities has stabilized in recent months and we believe that a more stable pricing environment will continue. We responded by raising our selling prices to the extent possible, but many of our existing contracts were fixed price contracts that did not allow us to pass through raw material price increases. Our profit margins were eroded because we were not able to fully offset our increased costs through price increases to our customers. Whenever possible, we attempt to negotiate a provision in our new contracts that will allow us to pass through cost increases to our customers.

We are one of several contractors working on the construction of the Heritage High School project in Brentwood, California. We bid this project in 2003 with the understanding that it was to be built in a “modular friendly” manner, but this has not occurred. A number of issues have come up with the architect for the school district as to what we are obligated to do under the contract. Our efforts to resolve these issues have resulted in cost overruns of $9.7 million which are discussed in greater detail in “Results of Operations” below.

Severance payments incurred in connection with the departure of three corporate officers, our former Chief Executive Officer, President and Secretary, during the quarter ended September 30, 2004 had a significant impact on the full year’s performance. In addition, we had several adjustments to inventory, project costs for some complex permanent modular construction projects and other increases in selling, general & administrative (SG&A) costs.

In order to comply with the Sarbanes Oxley Act of 2002, in 2004 we engaged consultants to assist with documentation and testing of our internal controls and added staff at year-end to strengthen such controls. The costs of these measures significantly increased our expenses in 2004 and we anticipate that we will incur significant expenses in the future as a result of continued compliance.

We sought additional financing during the quarter ending December 31, 2004 and were able to secure a $25 million subordinated convertible note by December 31, 2004. Subsequent to year-end we were able to secure a long-term debt agreement for a $38 million senior credit facility with a new lender which allowed us to replace the prior lender group.

We view 2005 as a transition year as we continue to grow and plan to return to profitability by focusing on several initiatives which include strict inventory management, utilization of national contracts for materials and other services and implementation of lean enterprise improvements. In recent months, we have focused on higher-margin less-complex permanent modular construction projects. As a result, the margin in our backlog of permanent modular construction has improved. An increased focus on new market opportunities consistent with our manufacturing core competence has also shifted the reliance from complex lower-margin projects to higher-margin less-complex sales in these new markets.

Certain corrections have been made to prior periods related to the initial recognition of an expected receivable for a legal settlement. The receivable was recorded in the amount of $735,000, of which $242,000 was recorded in 2002, $383,000 in 2001 and $110,000 in 2000. After reviewing this accounting treatment, we have revised our current year presentation as a correction of an immaterial error in prior periods. The result of this correction was a decrease in other assets and retained earnings as of December 31, 2003 of $735,000. Final settlement of this legal case resulted in $795,000 recognized in other income during 2004. The effect of this correction on previously reported 2002 financial statements is summarized below and in note 19 to our consolidated financial statements.

	2002 As Reported	2002 As Corrected
Income from operations	$15,334,000	$15,090,000
Income before income taxes	13,746,000	13,504,000
Net loss	(29,316,000)	(29,558,000)
Net loss applicable to common shareholders	(29,472,000)	(29,714,000)
Basic loss per share	(2.19)	(2.20)
Diluted loss per share	(1.99)	(2.05)
Other assets	1,319,000	584,000
Retained earnings	26,253,000	25,518,000

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in our statements of operations.

PERCENTAGE OF NET SALES

	Years Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	101.6	92.5	86.2

Gross (loss) profit	(1.6)	7.5	13.8
Selling, general and administrative expenses	7.8	5.1	4.6
Gain on sale of property and equipment	(0.4)	—	—
Covenant amortization	—	0.1	0.2

(Loss) income from operations	(9.0)	2.3	9.0
Interest expense, net	(1.5)	(0.8)	(1.0)
Other income	0.4	—	—

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(10.1)	1.5	8.0
Income taxes benefit (provision)	0.1	(0.6)	(3.4)

(Loss) income before cumulative effect of a change in accounting principle	(10.0)%	0.9%	4.6%

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Net sales for the year ended December 31, 2004, increased by $25.3 million, or approximately 15.8%, when compared to the prior year. When compared to the prior year, Florida sales of $24.3 million were up 51.8%; Texas sales of $12.4 million were up 38.0%; Arizona sales of $30.3 million were up 69.6% and California sales of $118.2 million were up 1.0%. The significantly increased sales in Florida are a result of the much anticipated school market opening up because of available state and local funding. The increased sales in Arizona are largely attributable to U.S. military troop housing solutions as bases were reorganized. General improvement in the commercial market sold primarily through dealers also contributed to the sales increase across the company.

California classroom sales, including both relocatable and permanent modular construction declined 8.3% to $94.6 million when compared to the prior year. This decline in net sales is due to timing of specific projects as the overall backlog of California classroom projects grew significantly during the year.

Gross loss for the year ended December 31, 2004 was $2.9 million, a decrease of $14.9 million, or approximately 124.5%, when compared to the previous year. Gross loss as a percentage of net sales decreased to 1.6% in 2004 from a gross profit of 7.5% in 2003. The decrease in gross profit was due to several factors.

Cost overruns of $9.7 million were charged to the Heritage High School project in Brentwood, California. Four million dollars of these costs overruns resulted from events that occurred in 2004 and this portion of the cost overrun was identified by us prior to December 31, 2004. The remaining $5.7 million in additional cost overruns was identified in April and May 2005 prior to the issuance of our 2004 consolidated financial statements. These overruns are included in the 2004 results because they relate to certain contract conditions that existed as of December 31, 2004 and the subsequent information obtained during April and May 2005 allowed for the refinement of the loss estimate on this contract prior to the issuance of our consolidated financial statements. This refinement is made pursuant to paragraph 82 of the AICPA’s Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, which states that cost estimate refinements obtained subsequent to the balance sheet date should be included as an adjustment to the unissued financial statements. The Heritage project was substantially completed in the first week of June 2005.

Of the total $9.7 million in cost overruns on the Heritage project, approximately $3.0 million was due to additional material, labor, project supervision and related costs. The additional costs were caused by what we consider differences between the architect’s plans and the specifications on which we bid the project.

Approximately $4.8 million of the Heritage project cost overruns arose out of a dispute between us and the architect concerning the structural integrity of our welds as called for in the original scope of the project. At the school district’s insistence, the welds were tested in 2004 at a direct cost of approximately $1 million. The district delayed in approving the results of the test and a second test had to be conducted in 2005. The test results were approved by the school district and the structural integrity of the welds confirmed in late March 2005. The delay in approving the welds resulted in an accelerated timeline to complete the Heritage project which, in turn, led to approximately $3.8 million in additional costs. The additional costs were primarily labor costs, including the subcontracting of additional laborers and overtime charges.

Finally, approximately $1.9 million of the Heritage cost overruns were the result of correcting construction quality problems discovered during 2005 as a result of the inspection of the weld tests.

Inventory write-downs accounted for approximately $1.7 million of the gross margin erosion. Certain costs were associated with inventory that had been set aside for a specific project that was cancelled during the quarter ended September 30, 2004. It was also determined that the inventory would not be usable in a replacement project. This inventory included steel and restricted use elevators that were not transferable to other projects. Other steel inventory was written down when it was determined after the quarterly inventory that the specific lengths and specifications were not usable.

Another significant factor in the loss incurred during 2004 was the increased prices for commodities such as steel, lumber and plywood. Some steel components used in our products nearly doubled in price during 2004 and overall our steel costs were up in excess of 30%.

Although we experienced a loss in 2004, we expect higher margins in the future because certain of the events we experienced in 2004 are not expected to continue into 2005. We do not anticipate commodity prices to increase in 2005 as they did in 2004, and we are attempting to negotiate the right in our new contracts to pass future commodity price increases on to our customers. Also, we have shifted our product focus away from the lower margin complex customized structures to the higher margin standard buildings.

In 2004, selling, general and administrative (SG&A) expenses increased $6.4 million over the prior year with SG&A costs representing 7.8% of net sales compared to 5.1% of net sales in the prior year. This increase is attributable to costs of $2.1 million associated with the senior management change that occurred in the quarter ended September 30, 2004, increased professional fees associated with compliance with the Sarbanes Oxley Act of 2002, professional and settlement fees associated with certain benefits plans and to increases attributable to higher sales activities across the company. We expect to continue the higher costs associated with our anticipated growth. We also expect Sarbanes Oxley compliance costs to continue with higher internal costs and continued costs associated with independent testing. The costs associated with the management change and certain professional and other fees are not expected to recur.

We recognized a gain of $745,000 on the sale of property in Florida in 2004.

There was no impairment of goodwill recorded for the year ended December 31, 2004 because our fair value (as determined by the December 31, 2004 closing stock price) exceeded book value. In the future, goodwill may be impaired by events or circumstances that lower the fair value below book value. These events or circumstances include, but are not limited to, things such as continued operating losses; unanticipated competition; a significant adverse change in legal factors or in the business climate; or other factors leading to a decline in estimated future cash flows.

In 2004, net interest expense increased from $1.4 million in 2003 to $2.9 million in 2004. The increase is attributable to higher interest rates and a significantly higher average revolver usage due to our operating losses during 2004. Also included in 2004 is the amortization of debt issuance costs of $643,000 as a result of the partial extinguishment of the prior credit facility at year-end. Interest expense will be higher in 2005 due to the increased debt and increased interest rates.

We recognized $795,000 of other income related to the settlement of a lawsuit we filed.

The benefit for income tax of $0.1 million for the year ended December 31, 2004 compares to a provision of $0.9 million for the year ended December 31, 2003. Although we expect to return to profitability in 2005, minimal tax benefit was recognized because our cumulative losses for the three years ended December 31, 2004 created significant negative evidence that it is more likely than not that we will not be able to realize our net deferred tax assets. We were not able to overcome the negative evidence with the objective positive evidence and therefore recorded a valuation allowance against our net deferred tax assets of $7.3 million. Our 2004 effective tax rate was 39.6% before the deferred tax asset valuation adjustment compared to prior year at 39.2% and is expected to remain approximately within this range for 2005.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Net sales for the year ended December 31, 2003, declined by $8.1 million, or approximately 4.8%, when compared to the prior year. The decrease in 2003 is attributable to lower sales of commercial and industrial buildings, reflecting the general business decline in the non-residential building sector and the overall economy. Lower sales were also impacted in the fourth quarter by the shift in marketing approach for non-classroom sales as we moved away from a reliance on a dealer network and focused more on direct sales for these products. We believe that the decline in sales associated with the shift to greater direct sales is temporary as we develop the necessary sales network.

Gross profit for the year ended December 31, 2003 was $11.9 million, a decrease of $11.3 million, or approximately 48.5%, when compared to the previous year. Gross profit as a percentage of net sales decreased to 7.5% in 2003 from 13.8% in 2002. The decrease in gross profit was due to several factors.

Unplanned costs on certain projects were driven by the transition to more complex, multi-story projects that accelerated during 2003. With these complex projects accounting for more than 50% of the net revenue in 2003, up significantly over the prior year, we went through a significant learning curve, particularly for the on-site portion of the contracts.

Unabsorbed fixed and semi-variable costs associated with the decline in production during the fourth quarter contributed significantly to the decline in gross margin for 2003. Fourth quarter sales of $23.1 million were down $13.1 million from the prior year fourth quarter.

During 2003 we closed three leased facilities, consolidating three facilities into one in Florida and two facilities into one in Arizona. These plant consolidations increased incremental costs in fiscal 2003, as compared to fiscal 2002.

In 2003, selling, general and administrative (SG&A) expenses increased $0.4 million over the prior year with SG&A costs representing 5.1% of sales compared to 4.6% of sales the prior year. This increase was directly attributable to increased sales activities in the Florida classroom market and to the shift to direct sales for non-classroom sales.

In 2002, in accordance with SFAS No. 142, we took an impairment charge to goodwill of $37,289,000, which was recognized as a cumulative effect of a change in accounting principle in the three month period ended March 31, 2002. Effective January 1, 2002 we ceased amortizing our goodwill and continued to amortize the covenants not to compete we received in our acquisitions of businesses over their respective useful lives. In 2003, covenant amortization decreased $0.3 million as a result of certain covenants not to compete becoming fully amortized. The remaining covenants not to compete will be fully amortized in 2006.

Net interest expense declined from $1.6 million in 2002 to $1.4 million in 2003. The decrease was attributable to repayments on long-term debt. As a percentage of net sales, net interest expense decreased to 0.8% in 2003 from 1.0% in 2002.

The provision for income taxes was $0.9 million for the year ended December 31, 2003, compared to $5.8 million for 2002. Our effective tax rate decreased from 42.8% for the year ended December 31, 2002 to 39.2% for the year ended December 31, 2003. The decrease in income taxes was attributed to the decrease in income before income taxes and a decrease in estimated taxes for tax settlements.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations and capital expenditures mostly with cash generated internally by operations, and borrowings under various credit facilities as well as cash received from exercised options. During the year ended December 31, 2004 we used cash of approximately $9.1 million for operations; for the years ended December 31, 2003 and 2002, our operations provided cash in the amounts of approximately $14.1 million and $8.2 million, respectively. At December 31, 2004, we had $11.8 million in cash and cash equivalents and working capital of $11.6 million.

Cash increased over the prior year due to the sale of a senior secured, convertible note presented in more detail below. Accounts receivable increased primarily due to the higher revenues occurring during the fourth quarter of 2004 compared to 2003, resulting from favorable market conditions and recovery over the prior year. Inventories increased primarily due to increased purchases of steel during 2004 as we attempted to manage both price impact and possible shortages resulting from the world-wide steel commodity issues experienced throughout 2004.

Current liabilities increased during the fourth quarter of 2004 compared to 2003 due to an increase in accounts payable attributable primarily to increased volume inventory purchases and a lengthening of payment terms and to an increase in current revolving credit.

We had working capital of $11.6 million, $21.5 million and $28.0 million at December 31, 2004, 2003 and 2002, respectively. In 2004, current assets increased by $24.4 million over the prior year, with an increase of $10.7 million in cash, an increase of $10.8 million in contracts receivable and an increase of $6.8 million in inventory accounting for the majority of the increase. These increases were offset by a decrease in current deferred tax assets of $2.9 million. Current liabilities increased by $34.3 million for 2004 when compared to the prior year. This increase is primarily attributable to an increase of $14.0 million in accounts payable, an $8.5 million increase in current debt year-over-year, an increase of $4.2 million in accrued estimated future contract losses and $5.2 million in derivatives and warrants relating to a $25 million convertible note issued on December 31, 2004.

Our financial performance during 2004 resulted in the violation of certain bank covenants under our loan agreement during the year and at year-end for which we received a waiver from our lenders. On December 29, 2004 we entered into an Amendment and Forbearance Agreement with our existing senior lending group which provided for, among other things, relief from our financial covenants through March 31, 2005 to allow for refinancing our debt. At December 31, 2004, $16.9 million was outstanding under the revolving credit line and $5.0 million was outstanding under the term portion of the facility with the existing senior lending group.

On December 31, 2004, we entered into a securities purchase agreement (the Agreement) with an institutional investor, pursuant to which we issued and sold to the investor a $25 million convertible note (the Note) and a related warrant.

The principal owing under the Note is due on December 31, 2009. The Note holder has the option to cause us to redeem up to $8.33 million face amount of the Note on each of June 30 of 2006, 2007 and 2008. The principal is payable in cash; provided, however, that if our senior credit facility would prevent such cash redemption, at our option, the principal may be repaid by converting the principal amount to be repaid into common stock at a conversion price of 95% of the arithmetic average trading price of the common stock for a specified number of trading days prior to the scheduled principal payment date and if other specified conditions are satisfied, including compliance with Nasdaq National Market regulations. We have the right to prepay the principal amount owing under the Note in cash after December 31, 2007 if certain conditions are met, among other things that the price of our common stock exceeds 175% of the Conversion Price.

The Note bears interest at 7% per annum. Interest on the Note is payable quarterly in cash.

The holder of the Note may convert the Note into common stock at any time or from time-to-time at $8.70 per share (the Conversion Price). The Note has a weighted average anti-dilution provision that would cause an adjustment to the Conversion Price and the number of shares issuable under the Note upon the occurrence of specified events.

The Note contains restrictive covenants, including covenants that prohibit us from incurring certain indebtedness, establishing certain liens on our assets or issuing any variable priced securities. The terms of the Note require us to maintain certain financial ratios on a quarterly basis. The covenants are substantially similar to the covenants contained in our new senior credit facility.

The Note is secured by a $10 million cash collateral account. The cash collateral is not accessible for use by us until such time as it is released. The cash held in the cash collateral account will be reduced as certain financial milestones are met and can be used, in part, to fund optional redemptions that may be exercised by the Note holder on June 30 of 2006, 2007 and 2008, or upon an “event of default” under the Note.

The Note is also secured by a security interest in our assets, subordinated only to certain senior indebtedness, including our existing credit facility with our senior lenders.

As part of the transaction, we issued to the investor a five-year warrant to purchase shares of common stock exercisable for 8% of the shares underlying the Note. The exercise price of the warrant is equal to the Conversion Price. The warrant may be exercised at any time after issuance and expires December 31, 2009. The warrant has a weighted average anti-dilution provision that would cause an adjustment to the exercise price of, and number of shares issuable under, the warrant upon the occurrence of specified events.

We are required to seek stockholder approval prior to any future issuance of our common stock or securities convertible into our common stock that would constitute a dilutive issuance under the Note and warrant, with certain exceptions (such as issuances of common stock under our stock option plans or in connection with any acquisition in an amount not to exceed 20% of the outstanding shares of common stock in any twelve month period).

On February 25, 2005, we entered into a Financing Agreement (the New Credit Facility) with Fortress Credit Corp., as administrative and collateral agent, and certain senior lenders as identified in the New Credit Facility. The New Credit Facility provides $17 million in revolving credit loans (the Revolving Credit Loan) and a $21 million term loan (the Term Loan). The Revolving Credit Loan also provides for a letter of credit subfacility in the maximum amount of $10 million. The New Credit Facility is secured by substantially all of our assets.

The Revolving Credit Loan will bear interest at a variable rate of 3.75% to 4.75% per annum plus the greater of 5% or JPMorgan Chase Bank’s prime rate. Interest is payable monthly. The Term Loan will bear interest at the 30-day LIBOR rate plus a variable rate of 7.5% to 8.5% per annum payable monthly. The variable rates depend on our senior secured leverage ratio.

Amounts owed under the New Credit Facility may be accelerated under various circumstances more fully described in the New Credit Facility, including, but not limited to, the failure to make principal or interest payments due under the New Credit Facility, breaches of certain covenants, representations and warranties set forth in the New Credit Facility, the occurrence of certain insolvency or receivership events affecting us and certain events having a material adverse effect on our business, assets, operations or condition taken as a whole.

The New Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including, without limitation, restrictions on our ability to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, and enter into unrelated lines of business.

In connection with the New Credit Facility, on February 25, 2005, we terminated our existing credit agreement with Wells Fargo, N.A., as administrative agent and the lenders that were parties to such agreement (the “Prior Credit Facility”). We paid off all amounts borrowed and due under the Prior Credit Facility, which aggregated approximately $22.3 million. We did not incur any penalties in connection with the termination of the Prior Credit Facility.

Capital expenditures amounted to $1.4 million, $4.7 million and $1.1 million during the years ended December 31, 2004, 2003 and 2002, respectively. In all three years, the majority of expenditures were a result of expanding production capacity at our various facilities. We expect to expend approximately $5.0 million in capital projects in 2005.

The Company has suffered a significant operating loss as well as negative operating cash flow in the latest fiscal year and continues to be subject to certain risks common to companies in this industry as further described in “Factors That Could Affect Future Results.” Our financial performance for the quarter ended March 31, 2005 resulted in the violation of certain financial covenants within the New Credit Facility and, thru cross default provision, the Note. We have obtained waivers for all such covenant violations at March 31, 2005 and are still able to borrow under the facility. However, we are in discussions with our lenders regarding amendments to the New Credit Facility in order to avoid possible future violations. Based upon our discussions, any covenant amendments to the New Credit Facility will be conditioned upon the closing of the financing described below.

To strengthen our financial condition we have been exploring additional financing opportunities and in this regard executed a nonbinding term sheet on June 14, 2005 for a private placement of equity securities in the aggregate amount of $11.7 million. Pursuant to the term sheet, the investors will purchase shares of the Company’s common stock at $5.67 per share, based on 85% of the average closing price for May 26, 2005 thru June 2, 2005. The stock will include five-year warrants to purchase additional shares equal to one-half the number of shares initially sold. The warrants will have an exercise price of $8.00 per share. We expect to close this transaction in July 2005.

Although we believe that we will be successful in closing the private placement and in obtaining covenant amendments, there can be no assurance that these events will occur or occur on favorable terms.

COMMITMENTS AND CONTINGENCIES

The following table represents a list of our contractual obligations and commitments as of December 31, 2004:

	Payments Due by Year (amounts in thousands)
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$25,000	—	—	—	—	$25,000	—
Operating leases	13,526	$1,538	$1,538	$1,460	$1,033	1,009	$6,948

Total contractual cash obligations	$38,526	$1,538	$1,538	$1,460	$1,033	$26,009	$6,948

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

In December 2001, the Securities and Exchange Commission (SEC) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management continually evaluates its estimates and assumptions including those related our most critical accounting policies. Management bases its estimates and assumptions on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Changes in economic conditions could have an impact on these estimates and our actual results. Management believes that the following may involve a higher degree of judgment or complexity:

Allowances for Contract Adjustments

We maintain allowances for contract adjustments that result from the inability of our customers to make their required payments. Management bases its allowances on analysis of the aging of accounts receivable, by account, at the date of the financial statements, assessments of historical collection trends, and an evaluation of the impact of current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accrual for Worker’s Compensation Reserve

We are self-insured for workers compensation under a high deductible program. Management bases its accrual estimate on input from the insurance carrier which includes information regarding open and closed cases, historical costs associated with those claims, certain developed costs and an estimate of Incurred But Not Reported (IBNR) claims. It is important to recognize that variation from the estimates of future liability claims is not only possible but probable. The inherent variability may result in actual costs being either above or below the estimates recorded on our consolidated financial statements.

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

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, “Inventory Costs”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. The provisions of this statement shall be effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, a revision to Statement No. 123, Accounting for Stock-Based Compensation. This statement replaces Statement No. 123 and supercedes APB No. 25. This statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. Statement 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We are required to adopt Statement 123R effective January 1, 2006 and have two transition options under the new standard; however, the recognition of compensation expense is the same under both options. We believe the adoption of Statement 123R may have a material effect on our financial results during the period of adoption, however, the full effect of adopting Statement 123R has not been determined.

SEASONALITY

Historically, our quarterly revenues have been highest in the second and third quarters of each calendar year because a large number of orders for modular classrooms placed by school districts require that classrooms be constructed, delivered and installed in time for the upcoming new school year which generally commences in September. We have typically been able to add employees as needed to respond to the corresponding increases in manufacturing output required by such seasonality to meet currently foreseeable increases in this seasonal demand.

Our first and fourth quarter revenues are typically lower due to greater number of holidays and days of inclement weather during such periods. In addition, our operating margins may vary on a quarterly basis depending upon the mix of revenues between standardized classrooms and higher margin customized classrooms and the timing of the completion of large, higher margin customized contracts.

We anticipate a smoothing of this seasonality due to the growing impact of multi-year contracts and increased sales outside the traditional classroom market. However, these factors will not fully offset the impact of inclement weather and concentrations of holidays. So although the impact of seasonality is expected to be diminished, revenue and margins in the first and fourth quarters will likely be lower than in the second and third quarters.

INFLATION

We are subject to the effects of changing prices. During 2004, we realized dramatic and unprecedented increases in the price of certain commodities used in the production of our products, in particular steel, dimensional lumber and plywood products. While the cost outlook for commodities used in our production is not certain, management believes it can manage these inflationary pressures with sales price adjustments as allowed by our newer contracts and by actively pursuing internal cost reduction efforts, including improved supply chain and inventory management.

FACTORS THAT COULD AFFECT FUTURE RESULTS

Our business is subject to a number of business risks and uncertainties that could impact the accuracy of any future looking statements in this report and cause actual results to differ materially from those projected or anticipated. These risk and uncertainties include, but are not limited to the following:

•	Losses—Liquidity

We experienced significant operating losses in 2004 as well as negative operating cash flow for the year and may experience future operating losses and negative operating cash flow. Future losses or negative operating cash flow may adversely affect our liquidity and ability to obtain bonding. We have been negotiating for additional financing in 2005. Although we signed a non-binding term sheet on June 14, 2005 for a private placement of common stock and warrants in the aggregate amount of $11.7 million, there is no assurance that the transaction will close. Because the stock will be sold at $5.67 per share, the transaction will be dilutive to existing shareholders.

•	Availability of Funding

The availability of funding for new school construction and rehabilitation of existing schools by school districts is subject to financial and political considerations which vary from district to district and is not tied to demand. In the past, the level of funding available from the states in which we do business to the school districts which are the end customers of our classrooms have caused such districts to experience budget shortfalls and to reduce their demand for our products despite growing student populations.

•	Concentration of Customers

We receive a significant portion of our revenues from the sale of classrooms to California school districts, to leasing companies that lease to such school districts and to a small number of independent dealers. The loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position.

•	Raw Material Price Increases

We are not always able to obtain the right in our contracts to pass through raw material price increases to our customers. Should we experience significant increases in the price of raw materials as we did in 2004, our profitability could be adversely affected.

•	Change in Product Demand

Prior to 2002, the demand from school districts was mostly for standardized buildings which we were experienced in assembling in our factories. In the last two years, the demand shifted to more complex customized buildings which required more on-site work. Initially, we were not as experienced in this type of work as we were in the factory construction of standardized buildings. In some cases, this resulted in inefficiencies on our part. We believe we now have sufficient expertise and experience to handle the current demand for customized buildings, but should the type of buildings demanded by our customers change again, we may, for a time, experience inefficiencies that could reduce profitability.

•	Plant Closure

We closed our plant in Lathrop, California on April 30, 2005. The effect of this closure will increase our transportation costs for jobs in Northern California. This increase in costs could reduce our ability to obtain future work in Northern California or to complete any jobs obtained at prior profit margins. If we are unable to effectively integrate our former operations at Lathrop into our remaining plants, it could have a material adverse effect on our overall operations. Additionally, if we are unable to sublease the Lathrop facility for at least the rent that we remain obligated to pay through December 31, 2019, it will have an adverse effect on our cash flow.

•	Low Barriers in the Commercial Buildings Market

Although the requirement of having state approved plans creates a barrier to entry in California in the modular school building market, no such barrier exists in the commercial and light industrial modular building industry. The barriers in that market are relatively low, consisting primarily of capital required to develop manufacturing facilities and the availability of a qualified labor pool. Manufacturers of other modular buildings, including housing and classrooms, who possess a skilled work force and manufacturing facilities, could easily adapt their manufacturing facilities to produce modular structures. We expect continued competition from existing competitors as well as competition from new entrants into the modular building market.

•	Remediation of Material Weakness in Internal Controls

Our Management’s Report on Internal Controls over Financial Reporting set forth in Item 9A below in accordance with Section 404 of the Sarbanes-Oxley Act has identified certain material weaknesses in our internal controls. We are in the process of remediating the material weaknesses. We do not expect to complete our remediation before September 2005. If we fail to complete our remediation or if we complete the remediation but fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could prevent us from reporting our financial results in a timely and accurate basis or cause investors to lose confidence in our reported financial information.

•	High Costs of Compliance with Section 404 of the Sarbanes-Oxley Act

Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. Our compliance efforts have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Direct costs relating to 2004 Sarbanes-Oxley compliance were approximately $500,000.

In addition to the foregoing, other risks and uncertainties that may affect our future operations are described in our other filings with the Securities and Exchange Commission, including, without limitation, our reports on Form 10-Q. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk that a change in the level of one or more market factors such as interest rates, foreign currency exchange rates, or equity prices will result in losses for a certain financial instrument or group of instruments. We do not hold any financial instruments that are subject to such risks, but we are exposed to the risk of increased interest rates on our current credit facility and the risk of loss on credit extended to our customers.

INTEREST RATE RISK

We are exposed to the risk of fluctuation in interest rates on our credit facilities. During 2004, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of our prior credit facility at December 31, 2004 approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the replacement credit facility we obtained in 2005 bears interest at LIBOR plus additional interest of between 7.5% and 8.50%. The additional interest charge is based upon certain financial ratios. We estimate that the average amount of debt outstanding under the credit facility for 2005 will be $28 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $280,000 for the year.

CREDIT RISK

Our credit terms generally are “net 30” for dealer accounts and defined by contracts which vary for direct sales. We actively monitor the risk of loss through a variety of control procedures involving senior management. Historically, credit losses have been less than 0.5% of sales and within our expectations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, along with the notes thereto and the Report of Independent Registered Public Accounting Firm report thereon, required to be filed in response to this Item 8 are attached hereto as exhibits under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 11, 2005, KPMG LLP (“KPMG”) advised us that it will not stand for reelection as our independent registered public accounting firm following completion of its audit of our consolidated financial statements for the year ended December 31, 2004, and management’s assessment of internal control over financial reporting as of December 31, 2004 and the effectiveness of internal control over financial reporting as of December 31, 2004.

The audit reports of KPMG on our consolidated financial statements as of and for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports of KPMG on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG’s report indicates that we did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of material weaknesses on the achievement of the objectives of the control criteria and contains explanatory paragraphs as described in Item 9A(d), Report of Independent Registered Public Accounting Firm.

In connection with the audits of the two fiscal years ended December 31, 2004, and the subsequent interim period through April 11, 2005, there were: (1) no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events, except that KPMG reported on material weaknesses as described in Item 9A(d), Report of Independent Registered Public Accounting Firm.

On May 4, 2005, we engaged Peterson & Company (“Peterson”) as our independent registered public accountants for the interim periods after December 31, 2004 and the year ending December 31, 2005. The decision to retain Peterson was approved by our Audit Committee. During our two most recent fiscal years and all subsequent interim periods, we did not consult with Peterson (i) regarding the application of accounting principles to a specific transaction, either completed or proposed, (ii) on any matter that was the subject of a disagreement or a reportable event as defined in Items 304(a)(1)(iv) and (v) of Regulation S-K, or (iii) the type of audit opinion that might be rendered on our financial statements, nor during such period did Peterson provide to us, either a written report or oral advice, that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, and because of the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

However, we believe that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15(d)-15(f) promulgated under the Securities Exchange Act 1934. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors;

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. The assessment identified the following material weaknesses in our internal control over financial reporting:

•

As of December 31, 2004, we lacked the necessary depth of personnel with sufficient technical accounting expertise to ensure preparation of interim and annual financial statements without material misstatements. As a result, (1) a journal entry coding error was identified relating to the accounting for a legal matter; (2) an error in the income tax provision calculation utilized to record income tax related assets and liabilities and assessing the recoverability of deferred tax assets were identified; (3) a control failure occurred involving various levels of review and approval over significant accrual estimates and open invoices, resulting in misstatements to accounts payable, accrued expenses, revenues, cost of sales and operating expenses; and (4) a number of account reconciliation controls and management review and approval controls in our financial reporting process were not operating effectively, including inadequate management review of transactions in the procurement and disbursement processes to ensure the accuracy and completeness of recorded transactions, resulting in incomplete documentation supporting the authorization of purchases and disbursements. This material weakness represented more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected.

•	Our procedures associated with accounting for our long-term revenue contracts were not sufficient to ensure that revenue and costs were properly reflected in our consolidated financial statements. Specifically, the estimated costs to complete individual contracts were not reviewed for propriety and approved by senior project management and cost overruns known prior to the issuance of the consolidated financial statements were not recorded in the correct accounting period. This material weakness resulted in material misstatements to amounts recorded for revenue and cost of sales. The identified misstatements were corrected prior to the issuance of our 2004 consolidated financial statements.

•	As of December 31, 2004, our inventory valuation process did not include appropriate controls over inventory costs. Specifically, there was no control designed to ensure that appropriate raw material costs, which impact our inventory and cost of sales accounts, were input accurately into the system. This material weakness resulted in material misstatements to amounts recorded for inventory and cost of sales. The identified misstatements were corrected prior to the issuance of our 2004 consolidated financial statements.

•	We did not have adequate access and segregation of duty controls within the accounts payable and payroll applications. Specifically, certain individuals who had access and the ability to initiate and record transactions were also those individuals who performed key reconciliation and financial reporting functions. These material weaknesses represented more than a remote likelihood that a material misstatement related to the accuracy and completeness of these account balances in our annual or interim financial statements would not have been prevented or detected.

•	As of December 31, 2004, we did not have adequate controls over spreadsheets used in our financial reporting process. These spreadsheets included (1) a spreadsheet used to support and monitor the preparation of significant journal entries relating to revenue and cost of sales, costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts recorded in our consolidated financial statements; and (2) a spreadsheet utilized in calculating earnings per share, including the weighted average shares outstanding and the weighted average options outstanding utilized in determining diluted earnings per share. We determined that there were no change management or access controls in place to prevent an unauthorized modification of the formulas within these spreadsheets and no management review or approval to detect unauthorized changes or errors. Therefore, undetected errors could have resulted in incorrect journal entries being posted to these accounts and errors in our calculation of earnings per share. These material weaknesses represented more than a remote likelihood that a material misstatement related to revenue, cost of sales, costs and estimated earnings in excess of billings on contracts, billings in excess of costs and estimated earnings on contracts and our earnings per share in our annual or interim financial statements would not have been prevented or detected.

•	The following information technology general control deficiencies in the aggregate were deemed to represent a material weakness in our control environment and were the result of a lack of communication and enforcement of control consciousness. These deficiencies in the aggregate represented more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected.

•	Deficiencies related to logical and physical access requests, password parameters, security violation monitoring, removal of access rights for terminated employees, segregation of duties reviews, employee acknowledgement of security policies, privileged access rights and powerful user IDs, role based security profiles, and periodic reviews of user access profiles.

•	Deficiencies related to configuration changes, authorization for changes, approval of testing, testing of changes prior to being placed into production, monitoring for unauthorized program changes and configuration changes, communication of changes, updates of control documentation, developer access to production, and emergency changes.

•	Deficiencies related to updates of control documentation, data migration, training on new applications, post-implementation review, and testing approach.

•	Deficiencies related to backup tape off-site storage, backup tape on-site storage, monitoring of backups, problem management, periodic restoration of backups, backup tape rotation policy, backup tape log, completion of job schedules, documentation of operating procedures, and operations reporting.

•	Our program for monitoring the effectiveness of internal control over financial reporting, including information technology related controls, was not sufficient to provide us with a basis to monitor the quality of our internal control performance over time. Internal control monitoring involves assessing the design and operation of internal control on a timely basis and taking necessary corrective actions. This material weakness represented more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management concludes that, as of December 31, 2004, our internal control over financial reporting was not effective.

Our independent registered public accountants have issued an attestation report on management’s assessment of our internal controls over financial reporting. This report appears below.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls performed during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In order to address the material weaknesses described above, management has taken the following actions subsequent to December 31, 2004:

•	A Manager of Internal Control has been hired.

•	Payroll functions have been divided between the Human Resources Department and the Payroll Manager. Additional documented management review and approval controls have been added before payroll checks can be generated.

•	All project budgets and change orders must now be approved by the Senior Project Management and the Chief Financial Officer must now review and approve all job reports before journal entries are made.

•	A more formalized approach to management review and approval of income tax work performed by third party service providers is now being developed.

•	Implementation of a computerized perpetual inventory system has begun. Management estimates that the system will be fully operational by September 30, 2005. Prior to completion of the system, all inventory items ordered without an item key will require management approval.

•

An experienced Certified Public Accountant has been hired as Director of Accounting. A program has been adopted to identify key account reconciliations, procedures, and to reports and assign various levels of review and approval. Review of the general ledger will now also include the Reporting

Manager and Director of Accounting. Management review of the accrual process will be formalized and a search for unrecorded liabilities will be performed each month. Access rights to our computing tools have been changed so that now only the Chief Financial Officer has the ability to alter formulas within our spreadsheet programs.

•	We are attempting to hire additional professional information technology staff to assist in segregating duties among various individuals. An independent consultant will be used in the second quarter of 2005 to reprogram our spreadsheets.

Our management believes that the above remediation measures as outlined, will address the material weaknesses described above. The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Modtech Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A (b)), that Modtech Holdings, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

•	As of December 31, 2004, the Company lacked the necessary depth of personnel with sufficient technical accounting expertise to ensure preparation of interim and annual financial statements without material misstatements. As a result, (1) a journal entry coding error was identified relating to the accounting for a legal matter; (2) an error in the income tax provision calculation utilized to record income tax related assets and liabilities and assessing the recoverability of deferred tax assets were identified; (3) a control failure occurred involving various levels of review and approval over significant accrual estimates and open invoices, resulting in misstatements to accounts payable, accrued expenses, revenues, cost of sales and operating expenses; and (4) a number of account reconciliation controls and management review and approval controls in the Company’s financial reporting process were not operating effectively, including inadequate management review of transactions in the procurement and disbursement processes to ensure the accuracy and completeness of recorded transactions, resulting in incomplete documentation supporting the authorization of purchases and disbursements. This material weakness represented more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not have been prevented or detected.

•	The Company’s procedures associated with accounting for its long-term revenue contracts were not sufficient to ensure that revenue and costs were properly reflected in its consolidated financial statements. Specifically, the estimated costs to complete individual contracts were not reviewed for propriety and approved by senior project management and cost overruns known prior to the issuance of the consolidated financial statements were not recorded in the correct accounting period. This material weakness resulted in material misstatements to amounts recorded for revenue and cost of sales. The identified misstatements were corrected prior to the issuance of the Company’s 2004 consolidated financial statements.

•	As of December 31, 2004, the Company’s inventory valuation process did not include appropriate controls over inventory costs. Specifically, there was no control designed to ensure that appropriate raw material costs, which impact the Company’s inventory and cost of sales accounts, were input accurately into the system. This material weakness resulted in material misstatements to amounts recorded for inventory and cost of sales. The identified misstatements were corrected prior to the issuance of the Company’s 2004 consolidated financial statements.

•	The Company did not have adequate access and segregation of duty controls within the accounts payable and payroll applications. Specifically, certain individuals who had access and the ability to initiate and record transactions were also those individuals who performed key reconciliation and financial reporting functions. These material weaknesses represented more than a remote likelihood that a material misstatement related to the accuracy and completeness of these account balances in the Company’s annual or interim financial statements would not have been prevented or detected.

•	As of December 31, 2004, the Company did not have adequate controls over spreadsheets used in the financial reporting process. These spreadsheets included (1) a spreadsheet used to support and monitor the preparation of significant journal entries relating to revenue and cost of sales, costs and estimated earnings in excess of billings on contracts, and billings in excess of costs and estimated earnings on contracts recorded in the consolidated financial statements; and (2) a spreadsheet utilized in calculating earnings per share, including the weighted average shares outstanding and the weighted average options outstanding utilized in determining diluted earnings per share. There were no change management or access controls in place to prevent an unauthorized modification of the formulas within these spreadsheets and no management review or approval to detect unauthorized changes or errors. Therefore, undetected errors could have resulted in incorrect journal entries being posted to these accounts and errors in the calculation of earnings per share. These material weaknesses represented more than a remote likelihood that a material misstatement related to revenue, cost of sales, costs and estimated earnings in excess of billings on contracts, billings in excess of costs and estimated earnings on contracts and earnings per share in the Company’s annual or interim financial statements would not have been prevented or detected.

•	The following information technology general control deficiencies in the aggregate were deemed to represent a material weakness in the control environment and were the result of a lack of communication and enforcement of control consciousness. These deficiencies in the aggregate represented more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not have been prevented or detected.

•	Deficiencies related to logical and physical access requests, password parameters, security violation monitoring, removal of access rights for terminated employees, segregation of duties reviews, employee acknowledgement of security policies, privileged access rights and powerful user IDs, role based security profiles, and periodic reviews of user access profiles.

•	Deficiencies related to configuration changes, authorization for changes, approval of testing, testing of changes prior to being placed into production, monitoring for unauthorized program changes and configuration changes, communication of changes, updates of control documentation, developer access to production, and emergency changes.

•	Deficiencies related to updates of control documentation, data migration, training on new applications, post-implementation review, and testing approach.

•	Deficiencies related to backup tape off-site storage, backup tape on-site storage, monitoring of backups, problem management, periodic restoration of backups, backup tape rotation policy, backup tape log, completion of job schedules, documentation of operating procedures, and operations reporting.

•	The Company’s program for monitoring the effectiveness of internal control over financial reporting, including information technology related controls, was not sufficient to provide the Company with a basis to monitor the quality of the Company’s internal control performance over time. Internal control monitoring involves assessing the design and operation of internal control on a timely basis and taking necessary corrective actions. This material weakness represented more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not have been prevented or detected.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated June 16, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Modtech Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    KPMG LLP

Costa Mesa, California

June 16, 2005

ITEM 9B.    OTHER INFORMATION

There was no information we were required to disclose in a report on Form 8-K during the fourth quarter 2004 that was not disclosed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Board of Directors

Our current directors are as follows:

David M. Buckley, age 40, joined the Company in September 2004 as President and Chief Executive Officer. Prior to joining Modtech, for most of the past six years (from 1998 to 1999 and from 2001 through 2004) Mr. Buckley held senior executive and management positions at various divisions and subsidiaries of General Electric Company (“GE”) and GE Capital where he was responsible for generating sales growth and raising productivity and profitability by reducing product cycle-times, increasing inventory turns, and improving operational efficiencies. During 2000 through 2001, he was the President and Chief Executive Officer of TIMM Communications, Inc., a technology start-up business in the transportation marketplace. Prior to joining GE, Mr. Buckley was a Senior Manager and Principal Consultant for Price Waterhouse LLP (now known as PricewaterhouseCoopers) from 1995 to 1998 and a General Manager at Palmer Incorporated from 1992 to 1995. He has an MBA from the Wharton School of Business and a Bachelor of Science from the United States Naval Academy.

Robert W. Campbell, age 48, who was elected to the Board of Directors of Modtech, Inc. in 1991, is the Managing Director of Corporate Finance at B. Riley & Co. Inc. From 1993 to 1995, Mr. Campbell was Senior Vice President-Investment Banking at Baraban Securities, Incorporated. From 1982 to 1993, Mr. Campbell was employed by the Seidler Companies, Inc. as Senior Vice President-Corporate Finance.

Daniel J. Donahoe III, age 71, who was elected to the Board of Directors of Modtech, Inc. in 1998, is co-founder and President of Red Rock Resorts, which operates special, unique boutique resorts in the Western United States. He also serves as Chairman of Daybreak Investments, a privately-held investment company. Mr. Donahoe has been actively involved in the commercial and residential real estate market in the southwest over the past 30 years.

Stanley N. Gaines, age 70, has been a director of the Company since August 2000. Mr. Gaines served as the Chairman and CEO of GNB Incorporated from 1982 to 1988. He was Sr. Vice President International from 1981 through 1983 and Group Vice President, Batteries from 1971 through 1981 for Gould Incorporated. Mr. Gaines serves on the Board of Directors of Students in Free Enterprise.

Charles R. Gwirtsman, age 51, has been a director of the Company since February 1999. He is Managing Director of KRG Capital Partners, LLC, a middle-market private equity firm. Prior to joining KRG Capital in 1996, Mr. Gwirtsman served as Senior Vice President of FCM Fiduciary Capital Management Company, the manager of two mezzanine debt funds, from January 1994 to June 1996. Prior to this, Mr. Gwirtsman was employed as a Corporate Vice President at PaineWebber, Incorporated from 1988 to 1993 as a member of the Private Finance Group. Mr. Gwirtsman serves on the Board of Directors of Cuisine Solutions and a number of privately held companies.

Charles C. McGettigan, age 60, serves as Chairman of the Board and has been a director of Modtech, Inc. since June 1994. Mr. McGettigan is a co-founder and managing director of the investment banking firm of McGettigan, Wick & Co., Inc. and a co-founder and general partner of Proactive Investment Managers, L.P., the general partner of Proactive Partners, L.P., a merchant banking fund. Prior to founding McGettigan, Wick & Co., Inc., he was a Principal, Corporate Finance, of Hambrecht & Quist and a Senior Vice President of Dillon, Read & Co. Mr. McGettigan currently is a director of Cuisine Solutions, Inc., Onsite Energy, PMR Corporation, Sonex Research Corporation and Tanknology-NDE.

Myron A. Wick III, age 61, became a director of Modtech, Inc. in June 1994. Mr. Wick is currently a managing director and co-founder of McGettigan, Wick & Co., Inc., an investment banking firm formed in 1988, and a general partner of Proactive Investment Managers, L.P., the general partner of Proactive Partners, L.P., a merchant banking fund formed in 1991. Mr. Wick is a director of Sonex Research Corporation, Story First Communications, Citizens Communications and Tanknology-NDE.

Our directors are elected annually to serve until the next annual meeting of shareholders, or until their successors are duly elected and qualified.

There is no family relationship between any director and any other director or executive officer of the Company. There are no arrangements or understandings between any director and any other person(s) pursuant to which he was or is to be selected a director. The Board of Directors has determined that Robert W. Campbell, Daniel J. Donahoe III, Stanley N. Gaines and Charles R. Gwirtsman are “independent” as defined in the Nasdaq listing standards.

The members of the Company’s Audit Committee are Robert W. Campbell, Stanley N. Gaines and Charles R. Gwirtsman. The Board of Directors has determined that Robert Campbell is an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules.

(b) Executive Officers

The executive officers of the Company are David M. Buckley, President and Chief Executive Officer, Dennis L. Shogren, Senior Vice President of Finance and Chief Financial Officer and Ronald C. Savona, Senior Vice President of Operations and Chief Operating Officer. Mr. Buckley is the only director employed by the Company. The business experience of Mr. Buckley is set forth above under the heading “Board of Directors”.

Mr. Shogren, age 51, joined Modtech in June 2003 as its Chief Financial Officer. Prior to joining the Company, Mr. Shogren held senior level positions at Haskel International from 2001 to 2003 and for Ameron International from 1997 to 2001, where he was responsible for corporate finance and reporting, manufacturing, engineering and support functions, with additional emphasis on lean manufacturing improvements. He holds an MBA degree from the University of Rochester’s William E. Simon Graduate School of Business Administration and a Bachelor of Science degree in accounting from the State University of New York at Brockport.

Mr. Savona, age 53, joined the Company in January 2003 as Director of Marketing and promoted to Chief Operating Officer in October 2004. Mr. Savona has more than 30 years of experience in top management positions in the modular building and construction industry. From 2000 through 2002, Mr. Savona was Chief Executive Officer of Eco Building Systems, Inc., a manufacturer of modular buildings utilizing a patented glass fiber reinforced concrete wall system. While the CEO of Eco Building Systems, Inc., Mr. Savona was primarily responsible for the manufacturing operations and growth of the company. During 2002, an involuntary petition for reorganization was filed against Eco Building Systems, Inc. under Chapter 11 of the Bankruptcy Code. Mr. Savona left Eco Building Systems, Inc. in December of 2002. He is a graduate of the UCLA executive management program.

Subject to the terms of applicable employment agreements, officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings by or between any executive officer and any other person(s) pursuant to which he was or is to be selected as an officer of the Company.

(c) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission and to furnish the Company with copies of all such forms which they file. To the Company’s knowledge, based solely on the Company’s review of such reports or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Company has determined that David Buckley, Dennis Shogren and Ron Savona were each inadvertently late in making their Form 3 filings.

(d) Code of Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. This code is publicly available on the Company website at www.modtech.com.

ITEM 11.    EXECUTIVE COMPENSATION

(a) Director Compensation

Each non-employee director, other than the Chairman of the Board, is paid an annual retainer of $10,000 plus $1,000 for each board and board committee meeting attended and $1,000 for each committee they chair. The Chairman of the Board is paid $10,000 per month plus $1,000 for each board meeting. Each non-employee director is granted an option to purchase 20,000 shares of Common Stock every 4 years, with 25% vesting over a 4-year period of service on the Board of Directors. The Company reimburses the expenses of its non-employee directors in attending Board meetings. If a director is also an employee of the Company, no compensation is paid for any services provided as a director.

(b) Compensation of Executive Officers

The following table summarizes the annual and long term compensation paid by the Company during fiscal years ended December 31, 2004, 2003 and 2002 to those persons who were (i) the Chief Executive Officer during the last fiscal year and (ii) each additional executive officer at the end of the last fiscal year whose total compensation exceeded $100,000 during the year ended December 31, 2004.

Summary Compensation Table

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $	Restricted Stock Awards $	Securities Underlying Options/ SARS #	LTIP Payouts	All Other Compensation $(1)
David M. Buckley President, Chief Executive Officer and Director (2)	2004	98,192	150,000	1,710	—	100,000	—	—

Dennis L. Shogren SVP and Chief Financial Officer (3)	2004 2003	160,769 83,654	6,234 6,234	5,400 —	— —	72,295 25,000	— —	— —

Ronald C. Savona SVP and Chief Operating Officer (4)	2004	186,731	—	6,000	—	50,000	—	—

Evan M. Gruber Chief Executive Officer (5)	2004 2003 2002	311,562 465,000 440,000	72,838 55,219 167,086	739,850 — —	— — —	69,114 59,994 66,667	— — —	6,000 6,000 5,750

Charles C. McGettigan Interim Chief Executive Officer (6)	2004	—	—	120,000	—	—	—	—

(1)	The figures shown in the column designated “All Other Compensation” represent the executive officer’s share of the Company’s contribution to the 401(k) plan, see “401(k) Plan.”

(2)	Mr. Buckley joined the Company in 2004.

(3)	Mr. Shogren joined the Company in 2003.

(4)	Mr. Savona was promoted to Chief Operating Officer in 2004.

(5)	Mr. Gruber discontinued employment with the Company in 2004. Other annual compensation in 2004 includes $736,250 in severance pay.

(6)	Mr. McGettigan is a non-employee director and served as interim Chief Executive Officer from August 2004 to September 2004. Other annual compensation includes $10,000 paid per month for 2004 to Mr. McGettigan as Chairman of the Board.

(c) Employment Agreement

We entered into an employment agreement in September 2004 with Mr. Buckley. This agreement expires in December 2006. It provides for early severance payments of between 12 and 18 months salary and includes, among other provisions, a base annual salary of not less than $345,000. Mr. Buckley is entitled to earn bonuses ranging from 68% to 158% of annual base salary, based on meeting certain performance targets. Mr. Buckley has the discretion to receive up to one-half (but no less than 25%) of the aggregate bonus earned in a given year in cash, with the remainder to be paid in stock options.

We entered into an employment agreement in December 2003 with Mr. Gruber. This agreement provided a base annual salary of $465,000 and included, among other provisions, early severance payments of between one and two years salary. Mr. Gruber was also entitled to earn bonuses of up to 100% of annual base salary based on performance. This agreement was terminated on August 7, 2004 upon Mr. Gruber’s discontinuation of employment with us.

(d) 401(k) Plan

Under our 401(k) Plan, our officers and other employees may elect to defer up to 12% of their compensation, subject to limitations under the Internal Revenue Code. We make contributions on a 50% matching basis. Amounts deferred are deposited by us in a trust account for distribution to employees upon retirement, attainment of age 59 1/2, permanent disability, death, termination of employment or the occurrence of conditions constituting extraordinary hardship. For the year ended December 31, 2004, the Company contributed $6,000 as matching contributions to the account of Mr. Gruber.

(e) Equity Compensation Plan Information

Refer to Item 5 for equity compensation plan information.

The following table sets forth certain information regarding options granted by us during the year ended December 31, 2004 to the executive officers identified in the Summary Compensation Table set forth above:

Options Granted in Fiscal Year 2004

	No. of Shares Subject to Options Granted (1)	% of Total Options Granted to Employees		Exercise Price (2)		Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (3)
Name of Optionee							5%		10%
David M. Buckley	100,000	21%			$7.53	09/07/2014		$473,558		$1,200,088
Dennis L. Shogren	22,295 50,000	5 11	% %	$ $	8.41 7.25	01/01/2014 09/29/2014	$ $	117,918 227,974	$ $	298,828 577,732
Ronald C. Savona	50,000	11%			$7.25	09/29/2014		$227,974		$577,732
Evan M. Gruber	69,114	15%			$8.41	01/01/2014		$365,544		$926,361
Charles C. McGettigan	—	—%			$—	—		$—		$—

(1)	Options are exercisable starting 12 months after the grant date with 25% vesting each year. Options are for a period of 10 years, but are subject to earlier termination in connection with the termination of employment.

(2)	The exercise price is the market price of a share of our Common Stock on the date of grant.

(3)	On December 31, 2004, the closing price for a share of our Common Stock was $7.87.

The following table sets forth information regarding options exercised during the year ended December 31, 2004 by the executive officers identified in the Summary Compensation Table set forth above, as well as the aggregate value of unexercised options held by such executive officers at December 31, 2004. We have no outstanding stock appreciation rights, either freestanding or in tandem with options.

Aggregated Option Exercises Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired on Exercise (#)	Value Realized	Number of Unexercised Options at Fiscal Year End(#)		Value of Unexercised in-the-money Options at Fiscal Year End ($) (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Buckley	—	—	—	100,000	—	$34,000
Dennis L. Shogren	—	—	11,824	85,471	—	$31,000
Ronald C. Savona	—	—	25,000	125,000	—	$31,000
Evan M. Gruber	540,466	$1,655,207	454,110	—	—	—
Charles C. McGettigan	—	—	47,066	10,000	$56,810	—

(1)	Calculated based on the closing price of our Common Stock as reported on the NASDAQ National Market System on December 31, 2004, which was $7.87 per share.

(f) Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended December 31, 2004 were Charles R. Gwirtsman, Charles C. McGettigan and Myron A. Wick III. Neither Mr. Gwirtsman nor Mr. Wick has ever been an officer or employee of ours or any of our subsidiaries. As stated above, Mr. McGettigan served as the interim Chief Executive Officer from August 2004 to September 2004. None of the executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during 2004.

(g) Compensation Committee Report

It is the policy of our Compensation Committee to establish compensation levels for the executive officers, which reflect our overall performance and their performance, responsibilities and contributions to the long-term growth and profitability. The committee determines compensation of the executive officers, including the chief executive officer, based on its evaluation of our overall performance, including various quantitative factors, primarily our financial performance, sales and earnings against our operating plan, as well as various qualitative factors such as new product development, our product and service quality, the extent to which the executive officers have contributed to forming a strong management team and other factors which the committee believes are indicative of our ongoing ability to achieve our long-term growth and profit objectives. The Compensation Committee has and may continue to rely on reports from compensation consultants in this matter.

The principal component of the compensation of the executive officers is their base salaries. The committee also retains the discretion to award bonuses based on corporate or individual performance. The committee evaluates the practices of various industry groups, market data, including data obtained from time to time from outside compensation consultants, and other economic information to determine the appropriate ranges of base salary levels which will enable us to retain and incentivize the executive officers. Throughout the year, the committee members review the corporate and individual performance factors described above. The committee, based upon its review of performance for the previous year and its review of our operating plan, establishes salary levels and awards any bonuses to the executive officers, including the chief executive officer.

The Compensation Committee also considers grants of stock options for our key employees, including executive officers. The purpose of the stock option program is to provide incentives to our management to work to maximize stockholder value. The option program also utilizes vesting periods to encourage key employees to continue in the employ of our Company. Individual amounts of annual stock option grants are derived based upon review of competitive compensation practices with respect to the same or similar executive positions, overall corporate performance and individual performance.

Salary for the chief executive officer is set through surveys adjusted for recent company performance with an additional bonus component based on company performance in the current year. In 2004, Mr. Gruber’s bonus was based on our performance through August 7, 2004 and Mr. Buckley’s bonus was a signing bonus deemed necessary to attract Mr. Buckley to join our Company.

Charles R. Gwirtsman	Charles C. McGettigan	Myron A. Wick III

The Report of the Compensation Committee will not be deemed to be incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Act of 1934, except to the extent we specifically incorporate the report by reference.

(h) Stock Performance Graph

The graph set forth below compares the stock price of our Company since January 1, 2000 against (1) the S&P 500, and (2) the composite of the companies listed by Hemscott in its non-residential building construction (“Peer Group”). The graph is based upon information provided to us by Hemscott.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG MODTECH, INC.,

S&P 500 INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2000

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2004

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Principal Holders of Voting Securities

The following table sets forth information regarding the ownership of our Common Stock as of May 13, 2005, by (i) each of the current directors, (ii) each person or group known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, and (iii) all current directors and executive officers as a group. Except as otherwise noted and subject to community property laws where applicable, each beneficial owner has sole voting and investment power with respect to all shares shown as beneficially owned by them. Except as otherwise indicated, the address of each holder identified below is in care of the Company, 2830 Barrett Avenue, Perris, California 92571.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (1)
David M. Buckley (2)	—	*
Ronald C. Savona (3)	50,000	*
Dennis L. Shogren (4)	11,824	*
Daniel J. Donahoe III (5)	36,400	*
Robert W. Campbell (6)	41,947	*
Stanley N. Gaines (7)	130,000	*
Charles R. Gwirtsman (8)	352,183	2.4
Charles C. McGettigan (9) (14)	134,912	*
Myron A. Wick III (10) (14)	47,066	*
Jon D. Gruber (11) (14)	2,870,165	19.4
Gruber & McBaine Capital Management (12)(14)	2,541,817	17.2
J. Patterson McBaine (13) (14)	2,777,951	18.8
Royce & Associates LLC (15)	1,534,991	10.4
Rutabaga Capital Management LLC (16)	1,365,586	9.2
Dimensional Fund Advisors Inc. (17)	1,072,015	7.3
Dalton Greiner Hartman Maher & CO (18)	1,012,933	6.9
Peninsula Capital Management, Inc. (19)	746,748	5.1
All directors and executive officers as a group (9 people) (2) (3) (4) (5) (6) (7) (8) (9) (10)	804,332	5.4

*	Less than one percent

(1)	In calculating beneficial and percentage ownership, all shares of Common Stock which a named stockholder will have the right to acquire within 60 days of May 13, 2005 upon exercise of stock options are deemed to be outstanding for the purpose of computing the ownership of such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder. As of May 13, 2005, an aggregate of 14,834,535 shares of Common Stock were outstanding. This does not give effect to the potential issuance of 1,686,888 shares issuable upon exercise of options granted or which may be granted under the Company’s stock option plans or 3,258,623 shares issuable upon exercise of warrants or convertible notes associated with the Company’s convertible debt.

(2)	Includes no shares issuable upon exercise of stock options, and does not include 100,000 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(3)	Includes 50,000 shares issuable upon exercise of stock options, but does not include 100,000 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(4)	Includes 11,824 shares issuable upon exercise of stock options, but does not include 85,471 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(5)	Includes options to purchase 36,400 shares which have been granted to Mr. Donahoe for serving on the Company’s Board of Directors, but does not include 10,000 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(6)	Includes options to purchase 41,947 shares which have been granted to Mr. Campbell for serving on the Company’s Board of Directors, but does not include 10,000 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(7)	Includes options to purchase 30,000 shares which have been granted to Mr. Gaines for serving on the Company’s Board of Directors, but does not include 10,000 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(8)	Includes 132,669 shares held by Capital Resources Growth, Inc., an entity of which Mr. Gwirtsman is the sole stockholder, and 189,514 shares held directly by Mr. Gwirtsman and his wife and trusts formed for the benefit of their children. Also includes options to purchase 30,000 shares which have been granted to Mr. Gwirtsman for serving on the Company’s Board of Directors, but does not include 10,000 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(9)	Includes 87,500 shares owned of record directly by Mr. McGettigan and 346 shares held in a trust formed for the benefit of Mr. McGettigan’s daughter. Also includes options to purchase 47,066 shares which have been granted to Mr. McGettigan for serving on the Company’s Board of Directors, but does not include 10,000 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(10)	Includes options to purchase 47,066 shares which have been granted to Mr. Wick for serving on the Company’s Board of Directors, but does not include 10,000 shares issuable upon exercise of stock options which have bee granted but currently are not exercisable.

(11)	Includes 328,348 shares owned of record by Jon D. Gruber and all shares owned of record by Gruber & McBaine Capital Management and affiliates, of which Jon D. Gruber is a general partner.

(12)	Includes 718,129 shares owned of record directly by Gruber & McBaine Capital Management, and all shares owned of record by Lagunitas Partners, Gruber & McBaine International and GMJ Investments, affiliated entities.

(13)	Includes 236,134 shares owned of record directly by Mr. McBaine, and all shares owned of record by Gruber & McBaine Capital Management and affiliates, of which Mr. McBaine is a general partner.

(14)	The address of each of Charles C. McGettigan, Myron A. Wick III, Jon D. Gruber, Gruber & McBaine Capital Management and J. Patterson McBaine is 50 Osgood Place, San Francisco, CA 94133.

(15)	The address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, NY 10019.

(16)	The address of Rutabaga Capital Management LLC is 64 Broad Street 3rd Floor, Boston, MA 02109.

(17)	The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(18)	The address of Dalton Greiner Hartman Maher & Co is 565 Fifth Avenue, Suite 2101, New York, NY 10017.

(19)	The address of Peninsula Capital Management, Inc. is One Sansome Street, Suite 3134, San Francisco, CA 94104.

(b) Equity Compensation Plan Information

See Item 5 of this report for equity compensation plan information.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

One of the companies to which we sold modular classrooms, Class Leasing, is partially owned by our former Chief Executive Officer, Evan M. Gruber. All sales to Class Leasing were on our standard terms and at our standard wholesale prices. The table below summaries these sales for the years 2004, 2003 and 2002. Mr. Gruber resigned from our Company effective August 7, 2004. Therefore, the sales for 2004 shown below are for the 7-month period ended July 31, 2004:

	2004	2003	2002
Sales	$1,567,000	$3,203,000	$5,749,000
Cost of goods sold	1,408,000	2,670,000	4,611,000
Gross profit percentage	10.15%	16.64%	19.79%

As of December 31, 2004 and 2003, the unpaid invoices resulting from the above transactions totaled $0 and $1,867,000, respectively. Additional amounts arising from these transactions are included in the following captions on our consolidated balance sheets:

	2004	2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$462,000

Billings in excess of costs and estimated earnings on uncompleted contracts	$—	$(108,000)

Our manufacturing facilities in Perris, California and Lathrop, California are leased under non-cancelable operating leases through 2019 from Pacific Continental Modular Enterprises and BMG, respectively. Our former Chief Executive Officer, Evan Gruber, is a partner in both of these partnerships. Mr. Gruber resigned his positions with us effective August 7, 2004. The aggregate monthly lease payments for both properties is approximately $40,000 per month.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Summary of Annual Audit and Tax Fees

KPMG LLP was retained to serve as the Company’s independent registered public accounting firm for the fiscal years ending December 31, 2004 and 2003. Fees billed to the Company by KPMG LLP for services rendered during fiscal year 2004 and 2003 were as follows:

	2004	2003
Audit fees:	$615,576	$167,350
Audit-related fees:	$—	$—
Tax fees*:	$50,625	$52,170
All other fees:	$—	$—

*	Tax fees primarily consist of tax compliance. The Audit Committee considered, in reliance on management and the independent registered public accounting firm, whether the provision of these services is compatible with maintaining independence with KPMG LLP. Additionally, 100% of the 2004 and 2003 fees were pre-approved by the Audit Committee.

(b) Audit Committee’s pre-approval policies and procedures

Our Audit Committee has adopted written pre-approval policies and procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved by category of service. The term of such pre-approval is generally 12 months, unless the Audit Committee determines otherwise.

Pre-approval fee levels for all services to be provided by the independent auditor are established periodically by the Audit Committee. Any proposed services exceeding these fee levels requires specific pre-approval by the Audit Committee. The fees are budgeted, and actual fees versus the budget are monitored throughout the year. During the year, circumstances may arise when it may became necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, we will obtain the specific pre-approval of the Audit Committee before engaging the independent auditor. The policies require the Audit Committee to be informed of each service, and the policies do not include any delegation of the Audit Committee’s responsibilities to management. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to the Audit Committee no later than at its next scheduled meeting.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits and Financial Statement Schedules

1 & 2. Index to Financial Statements

The following financial statements and financial statement schedule of the Company, along with the notes thereto and the Report of Independent Registered Public Accounting Firm, are filed herewith, as required by Part II, Item 8 hereof.

All other financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto, the amounts involved are not significant, or the schedules are not applicable.

3. Exhibits

Exhibit Number	Name of Exhibit
3.1(1)	Certificate of Incorporation of the Company.

3.2(2)	Bylaws of the Company.

10.1(3)	Company’s 1994 Stock Option Plan.

10.2(3)	Company’s 1996 Stock Option Plan.

10.3(3)	Company’s 1999 Stock Option Plan.

10.4(3)	Company’s 2002 Stock Option Plan.

10.5(2)	Employment Agreement between the Company and Evan M. Gruber.

10.6(2)	Employment Agreement between the Company and Michael G. Rhodes.

10.7(3)	Separation Agreement between the Company and Evan M. Gruber.

10.8(3)	Separation Agreement between the Company and Michael G. Rhodes.

10.9(3)	Employment Agreement between the Company and David M. Buckley

10.10(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett property in Perris, California

10.11(4)	Lease between the Company and BMG, relating to the property in Lathrop, California

10.12(5)	Credit Agreement between the Company and Wells Fargo Bank, N.A., as administrative agent, dated December 26, 2001

10.13(6)	Securities Purchase Agreement between the Company and the Investor Limited, dated December 31, 2004

10.14(6)	Senior Subordinated Secured Convertible Note issued to the Investor Limited, dated December 31, 2004

10.15(6)	Warrant issued to the Investor Limited, dated December 31, 2004

10.16(6)	Registration Rights Agreement between the Company and the Investor Limited, dated December 31, 2004

10.17(6)	Pledge and Security Agreement between the Company and the Investor Limited, dated December 31, 2004

10.18(6)	Intercreditor Agreement, among the Company, Wells Fargo Bank, N.A. and Amulet Limited, dated December 31, 2004

10.19(6)	Amendment and Forbearance Agreement among the Company, Wells Fargo Bank, N.A., Union Bank of California, N.A. and Comerica Bank California, dated December 29, 2004.

10.20(7)	Financing Agreement between the Company and Fortress Credit Corp. as administrative agent, dated February 25, 2005.

21	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).

(4)	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 1, 2002 (Commission File No. 000-25161).

(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).

(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on March 2, 2005 (Commission File No. 000-25161).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 2005	MODTECH HOLDINGS, INC., a Delaware corporation

	By:	/s/ DAVID M. BUCKLEY
David M. Buckley President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ DAVID M. BUCKLEY David M. Buckley	Director, President & Chief Officer Executive (Principal Executive Officer)	June 16, 2005

/s/ ROBERT W. CAMPBELL Robert W. Campbell	Director	June 16, 2005

/s/ DANIEL J. DONAHOE Daniel J. Donahoe	Director	June 16, 2005

/s/ STANLEY GAINES Stanley Gaines	Director	June 16, 2005

/s/ CHARLES R. GWIRTSMAN	Director	June 16, 2005
Charles R. Gwirtsman

/s/ CHARLES C. MCGETTIGAN Charles C. McGettigan	Director	June 16, 2005

/s/ MYRON A. WICK III Myron A. Wick III	Director	June 16, 2005

/s/ DENNIS L. SHOGREN Dennis L. Shogren	Chief Financial Officer (Principal Accounting Officer)	June 16, 2005

S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Modtech Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Modtech Holdings, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modtech Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 16, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Costa Mesa, California

June 16, 2005

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$11,799,000	$1,122,000
Contracts receivable, less allowance for contract adjustments of $1,526,000 in 2004 and $1,062,000 in 2003	38,177,000	27,425,000
Costs and estimated earnings in excess of billings on contracts	9,273,000	9,535,000
Inventories	13,603,000	6,841,000
Due from affiliates	—	1,867,000
Prepaid assets	1,352,000	2,347,000
Income tax receivable	4,231,000	1,252,000
Deferred tax assets	—	2,875,000
Other current assets	586,000	1,404,000

Total current assets	79,021,000	54,668,000

Property and equipment, net	15,511,000	17,397,000
Restricted cash	10,000,000	—
Goodwill	71,903,000	71,903,000
Covenants not to compete, net	29,000	58,000
Debt issuance costs, net	2,068,000	968,000
Deferred tax assets	—	112,000
Other assets	613,000	456,000

	$179,145,000	$145,562,000

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

December 31, 2004 and 2003

	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,284,000	$6,320,000
Accrued compensation	3,214,000	2,865,000
Accrued insurance expense	4,402,000	3,218,000
Provision for estimated losses on contracts	4,298,000	122,000
Other accrued liabilities	8,936,000	3,446,000
Billings in excess of costs and estimated earnings on contracts	4,427,000	3,817,000
Current revolving credit line	16,900,000	7,400,000
Current maturities of long-term debt	5,000,000	6,000,000

Total current liabilities	67,461,000	33,188,000

Long-term debt, excluding current portion	19,756,000	6,000,000

Total liabilities	87,217,000	39,188,000

Shareholders’ equity:
Series A preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding in 2004 and 2003	—	—
Common stock, $.01 par value. Authorized 25,000,000 shares; issued and outstanding 14,479,082 and 13,746,399 in 2004 and 2003, respectively	145,000	137,000
Additional paid-in capital	83,575,000	79,262,000
Retained earnings	8,208,000	26,975,000

Total shareholders’ equity	91,928,000	106,374,000
Commitments, contingencies and subsequent events

	$179,145,000	$145,562,000

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Net sales	$185,194,000	$159,870,000	$167,973,000
Cost of goods sold	188,114,000	147,938,000	144,782,000

Gross (loss) profit	(2,920,000)	11,932,000	23,191,000
Selling, general, and administrative expenses	14,495,000	8,129,000	7,731,000
(Gain) loss on sale of property and equipment	(745,000)	1,000	2,000
Covenant amortization	29,000	79,000	368,000

(Loss) income from operations	(16,699,000)	3,723,000	15,090,000

Other (expense) income:
Interest expense	(2,867,000)	(1,444,000)	(1,630,000)
Interest income	31,000	85,000	2,000
Other, net	881,000	31,000	42,000

	(1,955,000)	(1,328,000)	(1,586,000)

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(18,654,000)	2,395,000	13,504,000
Income tax benefit (provision)	108,000	(938,000)	(5,773,000)

(Loss) income before cumulative effect of a change in accounting principle	(18,546,000)	1,457,000	7,731,000

Cumulative effect of a change in accounting principle	—	—	(37,289,000)
Net (loss) income	(18,546,000)	1,457,000	(29,558,000)

Series A preferred stock dividend	221,000	7,000	156,000
Net (loss) income applicable to common shareholders	$(18,767,000)	$1,450,000	$(29,714,000)

Basic (loss) earnings per common share before cumulative effect of a change in accounting principle	$(1.35)	$0.11	$0.56
Cumulative effect of a change in accounting principle per common share — basic	—	—	(2.76)

Basic (loss) earnings per common share	$(1.35)	$0.11	$(2.20)

Basic weighted-average shares outstanding	13,949,372	13,707,610	13,498,766

Diluted (loss) earnings per common share before cumulative effect of a change in accounting principle	$(1.35)	$0.10	$0.52
Cumulative effect of a change in accounting principle per common share — diluted	—	—	(2.57)

Diluted (loss) earnings per common share	$(1.35)	$0.10	$(2.05)

Diluted weighted-average shares outstanding	13,949,372	14,122,334	14,492,282

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2004, 2003 and 2002

	Series A Preferred Stock		Common Stock		Additional paid-in capital	Retained earnings	Shareholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	138,924	$1,000	13,476,100	$135,000	$78,592,000	$55,076,000	$133,804,000
Exercise of options, including tax benefit of $129,000	—	—	48,391	—	284,000	—	284,000
Net loss	—	—	—	—	—	(29,558,000)	(29,558,000)

Balance, December 31, 2002	138,924	1,000	13,524,491	135,000	78,876,000	25,518,000	104,530,000
Exercise of options, including tax benefit of $185,000	—	—	82,984	1,000	386,000	—	387,000
Series A conversion to common stock	(138,924)	(1,000)	138,924	1,000	—	—	—
Net income	—	—	—	—	—	1,457,000	1,457,000

Balance, December 31, 2003	—	—	13,746,399	137,000	79,262,000	26,975,000	106,374,000
Exercise of options, including tax benefit of $873,000	—	—	732,683	8,000	4,259,000	—	4,267,000
Compensation expense related to accelerated option vestiture	—	—	—	—	54,000	—	54,000
Dividends paid on Series A preferred stock	—	—	—	—	—	(221,000)	(221,000)
Net loss	—	—	—	—	—	(18,546,000)	(18,546,000)

Balance, December 31, 2004	—	$—	14,479,082	$145,000	$83,575,000	$8,208,000	$91,928,000

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$(18,546,000)	$1,457,000	$(29,558,000)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Cumulative effect of a change in an accounting principle	—	—	37,289,000
Depreciation and amortization	2,885,000	2,101,000	2,589,000
Provision for contract adjustments	464,000	363,000	—
Deferred income taxes	2,987,000	(64,000)	1,691,000
Compensation expense related to accelerated option vestiture	54,000	—	—
(Gain) loss on sale of property and equipment	(745,000)	1,000	2,000
(Increase) decrease in assets, net of effects from acquisitions:
Contracts receivable	(11,216,000)	4,621,000	1,786,000
Costs and estimated earnings in excess of billings on contracts	262,000	8,388,000	(7,813,000)
Inventories	(6,762,000)	1,515,000	312,000
Due from affiliates	1,867,000	(499,000)	(889,000)
Income tax receivable	(2,979,000)	(1,252,000)	—
Prepaid and other assets	2,529,000	(1,482,000)	(1,360,000)
Increase (decrease) in liabilities, net of effects from acquisitions:
Accounts payable	13,964,000	(3,538,000)	4,998,000
Accrued compensation	349,000	(779,000)	(141,000)
Accrued insurance expense	1,184,000	1,030,000	(476,000)
Provision for estimated losses on contracts	4,176,000	86,000	20,000
Other accrued liabilities	(143,000)	536,000	(229,000)
Billings in excess of costs and estimated earnings on contracts	610,000	1,573,000	22,000

Net cash (used in) provided by operating activities	(9,060,000)	14,057,000	8,243,000

Cash flows from investing activities:
Proceeds from sale of equipment	2,405,000	28,000	6,000
Purchase of property and equipment	(1,427,000)	(4,665,000)	(1,134,000)
Acquisition of subsidiaries, net of cash acquired	—	—	(60,000)

Net cash provided by (used in) investing activities	978,000	(4,637,000)	(1,188,000)

Cash flows from financing activities:
Net principal borrowings (payments) under revolving credit line	9,500,000	(1,600,000)	(100,000)
Principal payments on long-term debt	(7,000,000)	(7,000,000)	(7,000,000)
Proceeds from issuance of long-term debt with warrants and embedded derivatives	25,000,000	—	—
Increase in restricted cash	(10,000,000)	—	—
Payment of debt issuance costs	(1,914,000)	(113,000)	(27,000)
Net proceeds from issuance of common stock	3,394,000	202,000	155,000
Dividends paid related to Series A preferred stock	(221,000)	—	—

Net cash provided by (used in) financing activities	18,759,000	(8,511,000)	(6,972,000)

Net increase in cash and cash equivalents	10,677,000	909,000	83,000
Cash and cash equivalents at beginning of year	1,122,000	213,000	130,000

Cash and cash equivalents at end of year	$11,799,000	$1,122,000	$213,000

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(1)	Description of Business and Summary of Significant Accounting Policies

Description of Business

Modtech Holdings, Inc. and its subsidiaries (“Modtech”, “we”, “our”, or the “Company”) design, manufacture, market and install modular and re-locatable classrooms and commercial and light industrial modular buildings.

Our classrooms are sold primarily to California school districts. We also sell classrooms to the State of California and to leasing companies, who lease the classrooms principally to California school districts. Our modular classrooms include standardized units prefabricated at its manufacturing facilities, as well as customized units that are modular in design but constructed on site using components we manufacture. We also sell both standard and custom classrooms outside California, principally in Florida.

We also design and manufacture modular, portable buildings to customer specifications for a wide array of uses, including governmental, healthcare, educational, airport and correctional facilities; office and retail space; daycare centers; libraries; churches; construction trailers; golf clubhouses; police stations; convenience stores; fast food restaurants; and sales offices. The buildings are sold direct through an internal sales group, through leasing companies and through a dealer network to a wide range of end users.

Principles of Consolidation

The consolidated financial statements include the financial statements of Modtech Holdings, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, contracts receivable, costs and estimated earnings in excess of billings on contracts, prepaid and other assets, accounts payable, accrued liabilities, and billings in excess of estimated earnings on contracts are measured at cost which approximates their fair value due to the short maturity period of the instruments. The carrying amount of the revolving credit line and long-term debt approximate their fair value because the interest rate on these instruments fluctuates with market interest rates. Our Subordinated Convertible Note has a fair value of approximately $19,756,000 and the related warrants and embedded derivatives have a fair value of $5,244,000 at December 31, 2004 (see note 7). The estimated fair value of these amounts has been determined using available market information and appropriate valuation methodologies.

Revenue Recognition

Construction Contracts

Construction contracts are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

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

Claims for additional contract costs are only recognized upon a signed change order from the customer.

The current asset, “Costs and estimated earnings in excess of billings on contracts,” represents revenues recognized in excess of amounts billed. The current liability, “Billings in excess of costs and estimated earnings on contracts,” represents billings in excess of revenues recognized.

Allowances for Contract Adjustments

We maintain allowances for contract adjustments that result from the inability of our customers to make their required payments. Management bases its allowances on analysis of the aging of accounts receivable, by account, at the date of the financial statements, assessments of historical collection trends, and an evaluation of the impact of current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Other Products

Sales of other products are recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the related accounts receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States (U.S.) financial institutions. Restricted cash consists of collateral to secure our Subordinated Convertible Note, and will be reduced as certain financial milestones are met (see note 7).

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line and accelerated methods over the following estimated useful lives:

Buildings	15 to 39 years
Land and building improvements	5 to 39 years
Leasehold improvements	5 to 30 years (or the shorter of the lease term)
Machinery and equipment	5 to 20 years
Office equipment	3 to 7 years
Trucks and automobiles	3 to 5 years

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002. Pursuant to Statement 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

Debt Issuance Costs

Debt issuance costs have been deferred and are being amortized over the term of the credit facility using the effective interest method (see note 7).

Stock Option Plans

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25”, to account for fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” — as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2004	2003	2002
Net (loss) income
As reported	$(18,546,000)	$1,457,000	$(29,558,000)
Deduct stock-based compensation expense determined under fair-value based method, net of tax	(896,000)	(340,000)	(985,000)

Pro forma	$(19,442,000)	$1,117,000	$(30,543,000)

Basic (loss) earnings per share
As reported	$(1.35)	$0.11	$(2.20)

Pro forma	(1.39)	0.08	(2.26)

Diluted (loss) earnings per share
As reported	$(1.35)	$0.10	$(2.05)

Pro forma	(1.39)	0.08	(2.11)

(Loss) Earnings per Share

We account for (loss) earnings per share in accordance with Statement No. 128, “Earnings per Share.” This Statement requires the presentation of both basic and diluted net (loss) income per share for financial statement purposes. Basic net (loss) income per share is computed by dividing (loss) income available to common shareholders by the weighted average number of common shares outstanding. Diluted net (loss) income per share includes the effect of the potential common shares outstanding.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

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

Segment Information

We apply the provisions of Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Statement No. 131 establishes standards for reporting financial and descriptive information about an enterprise’s operating segments in its annual consolidated financial statements and selected segment information in interim financial reports. In 2004, 2003 and 2002, we had one operating segment and in accordance with Statement No. 131, only enterprise-wide disclosures have been provided.

Reclassification

Certain amounts in the 2002 and 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Comprehensive (Loss) Income

We have no components of other comprehensive (loss) income. Accordingly, comprehensive (loss) income is the same as net (loss) income for each period presented.

New Accounting Standards

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. The provisions of this statement shall be effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, a revision to Statement No. 123, Accounting for Stock-Based Compensation. This statement replaces Statement No. 123 and supersedes APB No. 25. This statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. Statement 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We are required to adopt Statement 123R effective January 1, 2006 and have two transition options under the new standard; however, the recognition of compensation expense is the same under both options. We believe the adoption of Statement 123R may have a material effect on our financial results, however, the full effect of adopting Statement 123R has not been determined.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(2)	Contracts Receivable

Contracts receivable consisted of customer billings for:

	2004	2003
Completed contracts	$17,292,000	$14,792,000
Contracts in progress	14,737,000	7,461,000
Retentions	7,674,000	6,234,000

	39,703,000	28,487,000
Less allowance for contract adjustments	(1,526,000)	(1,062,000)

	$38,177,000	$27,425,000

Retentions are expected to be collected within 12 months.

(3)	Costs and Estimated Earnings in Excess of Billings on Contracts

Customer billing is determined by the “schedule of values” in accordance with contract terms as agreed to by all parties. Timing differences between costs incurred and billings based on the contract terms generate the costs and estimated earnings in excess of billings.

Net costs and estimated earnings in excess of billings on contracts consisted of:

	2004	2003
Net costs and estimated earnings on uncompleted contracts	$179,639,000	$117,176,000
Billings to date	(174,953,000)	(111,368,000)

	4,686,000	5,808,000
Net under (over) billed receivables from completed contracts	160,000	(90,000)

	$4,846,000	$5,718,000

These amounts are shown in the accompanying consolidated balance sheets under the following captions:

	2004	2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$9,088,000	$9,530,000
Costs and estimated earnings in excess of billings on completed contracts	185,000	5,000

Costs and estimated earnings in excess of billings on contracts	9,273,000	9,535,000

Billings in excess of costs and estimated earnings on uncompleted contracts	(4,402,000)	(3,721,000)
Billings in excess of costs and estimated earnings on completed contracts	(25,000)	(96,000)

Billings in excess of costs and estimated earnings on contracts	(4,427,000)	(3,817,000)

	$4,846,000	$5,718,000

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(4)	Inventories

Inventories consist of:

	2004	2003
Raw materials	$10,317,000	$5,614,000
Work-in-process Finished goods	2,188,000 1,098,000	1,227,000 —

	$13,603,000	$6,841,000

(5)	Property and Equipment, Net

Property and equipment, net consists of:

	2004	2003
Leasehold improvements	$13,851,000	$13,885,000
Machinery and equipment	8,207,000	8,236,000
Office equipment	1,810,000	1,983,000
Land	372,000	1,296,000
Construction-in-progress	1,394,000	564,000
Trucks and automobiles	785,000	744,000
Buildings	2,420,000	2,744,000
Land and building improvements	598,000	989,000

	29,437,000	30,441,000
Less accumulated depreciation and amortization	(13,926,000)	(13,044,000)

	$15,511,000	$17,397,000

In 2004, we sold a manufacturing property in Florida for an aggregate sales price of $2,405,000 and recorded a gain on sale of $745,000.

(6)	Goodwill

In connection with the transitional goodwill impairment evaluation required upon adoption of Statement No. 142, we performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. We used quoted market prices to perform the assessment of whether there was an indication that goodwill may be impaired. As a result of this assessment, there was an indication that goodwill was impaired. As required by Statement No. 142, we performed a fair market valuation analysis, using market multiples, and other factors, on its business that had previously recorded goodwill. As a result of this analysis, the Company recorded an impairment charge of $37,289,000 during the three months ended March 31, 2002. The impairment loss was recognized as a cumulative effect of a change in an accounting principle in our 2002 consolidated statement of operations for the year ended December 31, 2002.

Statement No. 142, requires us to test for impairment of goodwill at least annually. The result of this analysis during 2004 and 2003 did not require us to recognize an impairment loss.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

The changes in the carrying amount of goodwill are as follows:

Balance as of January 1, 2002	$109,613,000
Goodwill acquired during the period	60,000
Impairment loss	(37,289,000)

Balance as of December 31, 2002	72,384,000
Goodwill acquired during the period	—
Impairment loss	—
Deferred tax adjustments	(481,000)

Balance as of December 31, 2003	71,903,000
Goodwill acquired during the period	—
Impairment loss	—

Balance as of December 31, 2004	$71,903,000

(7)	Long-Term Debt and Revolving Credit Line

During 2003 we had a $66 million credit facility with a bank. The credit facility provided for $40 million revolving credit line and a 5-year term loan of $26 million. The credit facility was secured by all our assets, as well as our stock ownership in our subsidiaries. This credit facility was amended in March 2004 to provide for a $35 million revolving line of credit and a $12 million term loan expiring in 2006. As of December 31, 2004 and 2003, respectively, $16.9 million and $7.4 million was outstanding on the revolving credit line, and $5 million and $12 million was outstanding under the term loan. We had two standby letters of credit issued under the credit facility for $6,898,000 on which no amounts were outstanding as of December 31, 2004.

Indebtedness under the credit facility bears interest at LIBOR plus additional interest of between 1.25% and 2.5%. The additional interest charge was based upon certain financial ratios. Interest rates at December 31, 2004 and 2003 ranged from 8.25% to 8.50% and 2.94% to 4.50%, respectively, on the amounts outstanding under the credit facility.

The financial performance during 2004 resulted in the violation of certain bank covenants during the year and at year-end for which we received a waiver from our lenders. We entered into an Amendment and Forbearance Agreement with our existing senior lending group on December 29, 2004 which provided for, among other things, relief from our financial covenants through March 31, 2005 to allow for refinancing our debt. As part of the Amendment and Forbearance Agreement, no additional borrowing was allowed under the existing agreement.

On December 31, 2004, we entered into a securities purchase agreement (the Agreement) with an institutional investor, pursuant to which we issued and sold to the investor $25 million aggregate principal amount of a senior subordinated secured convertible note (the Note) and a related warrant.

The Note bears interest at 7% per annum. Interest on the Note is payable quarterly in cash. The principal amount of the Note is due on December 31, 2009. The Note holder has the option to cause Modtech to redeem up to $8.33 million face amount of the Notes on each of June 30 of 2006, 2007 and 2008.

The holder of the Note may convert the Note into 2,873,564 shares of our common stock at any time or from time-to-time at $8.70 per share (the Conversion Price). The Note has a weighted average anti-dilution provision that would cause an adjustment to the Conversion Price and the number of shares issuable under the Note upon the occurrence of specified events.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

The Note contains restrictive covenants, including covenants that prohibit Modtech from incurring certain indebtedness, establishing certain liens on Modtech assets or issuing any variable priced securities. The terms of the Note require Modtech to maintain certain financial ratios on a quarterly basis. The covenants are substantially similar to the covenants contained in Modtech’s new senior credit facility (see note 21).

The Note is secured by a first priority, perfected security interest in certain cash collateral placed in a restricted, segregated collateral account. The amount of cash collateral required to be maintained in this account is $10 million and is recorded as restricted cash on our consolidated balance sheet as of December 31, 2004. The cash collateral is not accessible for use by Modtech until such time as it is released. The cash held in the cash collateral account will be reduced as certain financial milestones are met and can be used, in part, to fund optional redemptions that may be exercised by the Note holder on June 30 of 2006, 2007 and 2008, or upon an “event of default” as defined under the Note. The Note is also secured by a second priority security interest in the assets of Modtech, subordinated only to certain senior indebtedness of Modtech, including Modtech’s existing credit facility with Modtech’s senior lenders.

As part of the transaction, we issued to the investor a five-year warrant to purchase 229,886 shares of our common stock (representing 8% of the shares underlying the Note). The exercise price of the warrant is equal to the Conversion Price. The warrant may be exercised at any time after issuance and expires December 31, 2009. The warrant has a weighted average anti-dilution provision that would cause an adjustment to the exercise price of, and number of shares issuable under, the warrant upon the occurrence of specified events. The Note was recorded net of a discount, including $562,000 representing the estimated fair value of the warrant (further described below). The discount will be amortized over the life of the Note using the effective interest method.

In connection with this transaction, warrants were issued to a financial advisor to purchase 155,173 shares of our common stock (representing 5% of the amount of shares of common stock issuable under the Note and warrant), as compensation for advisory services. The exercise price of these warrants is equal to the Conversion Price. The warrant may be exercised at any time after issuance and expired December 31, 2009. The warrant has a weighted average anti-dilution provision that would cause an adjustment to the exercise price of, and number of shares issuable under, the warrant upon the occurrence of specified events. These warrants were valued using a Black-Scholes option pricing model, resulting in a total valuation of $389,000 and were capitalized as debt issuance costs in the accompanying consolidated balance sheets and will be amortized over the term of the Note using the effective interest method. The following assumptions were used to value these warrants on December 31, 2004: expected dividend yield of 0.0%, expected stock price volatility of 32.0%, risk free interest rate of 3.63% and a contractual life of 5 years.

The Note is a hybrid instrument comprised of three components: (1) a debt instrument, (2) a financial derivative instrument (the warrants issued to the Note holder) and (3) certain embedded derivatives. The embedded derivatives include the right to convert the Note by the Note holder at any time, certain default redemption right premiums, and a change of control premium (payable in cash if a fundamental change occurs). In accordance with the guidance of FASB Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, and Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, the embedded derivatives must be removed from the debt host and accounted for separately as a derivative instrument. Based on EITF No. 00-19, the derivative instruments were determined to be classified as liabilities on the balance sheet. These derivative instruments will be marked-to-market each reporting period, with a corresponding gain or loss charged to the current period. The valuation of the debt instrument was derived using a present valuation measure. Valuation of the warrant issued to the Note holder was determined using a Black-Scholes option pricing model using the same assumptions as the warrants issued

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

to the financial advisor, resulting in a recorded valuation of $562,000. The valuation of the other embedded derivatives was derived by using various other valuation methods, which included Black-Scholes option pricing models. The initial value of the embedded derivatives totaled $4,682,000. The total value of $5,244,000 including the embedded derivatives and the warrants has been deducted as a discount to the face value of the $25 million Note and recorded as a component of other accrued liabilities as of December 31, 2004. The discount resulting from the warrants and embedded derivatives will be accreted to interest expense over the term of the Note.

Long-term debt consists of:

	2004	2003
Term Loan	$5,000,000	$12,000,000
Convertible Note	19,756,000	—

Less current portion of long-term debt	(5,000,000)	(6,000,000)

	$19,756,000	$6,000,000

(8)	Income Taxes

The components of the 2004, 2003 and 2002 provision for Federal and state income tax benefit (expense) computed in accordance with Statement No. 109 are summarized below:

	2004	2003	2002
Current:
Federal	$3,246,000	$(808,000)	$(3,313,000)
State	6,000	(194,000)	(769,000)
Deferred:
Federal	(2,463,000)	(21,000)	(1,446,000)
State	(681,000)	85,000	(245,000)

	$108,000	$(938,000)	$(5,773,000)

The tax benefits associated with the exercise of employee stock option plans of $873,000, $185,000 and $129,000 in 2004, 2003 and 2002, respectively, were recorded directly to additional paid-in capital.

Income tax benefit (expense) attributable to (loss) income from operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax (loss) income from operations as a result of the following:

	2004	2003	2002
Taxes, U.S. statutory rates	34.0%	(34.0)%	(35.0)%
State taxes, less Federal benefit	4.7	(4.9)	(4.6)
Effect of non-deductible expenses	(0.8)	(1.3)	(0.2)
Other	1.7	1.0	(3.0)
Change in valuation allowance	(39.0)	—	—

Total taxes on loss (income)	0.6%	(39.2)%	(42.8)%

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Allowances and accruals not recognized for income tax purposes	$5,206,000	$2,985,000
State taxes	—	88,000
Federal net operating loss carryforward	579,000	—
State net operating loss carryforward	986,000	—
Federal AMT credit carryforward	243,000	—
Covenants not to compete	797,000	891,000
Other	223,000	162,000

Total gross deferred tax assets	8,034,000	4,126,000
Less valuation allowance	(7,279,000)	—

Net deferred tax assets	755,000	4,126,000

Deferred tax liabilities:
Prepaid expenses	(167,000)	(585,000)
Property and equipment	(433,000)	(405,000)
Billings in excess of costs and estimated earnings on contracts	(155,000)	(149,000)

Total gross deferred tax liabilities	(755,000)	(1,139,000)

Total net deferred tax assets	$—	$2,987,000

These amounts have been presented in the consolidated balance sheets as follows:

	2004	2003
Current deferred tax assets	$—	$2,875,000
Non-current deferred tax assets	—	112,000

Total net deferred tax assets	$—	$2,987,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets is a State net operating loss carryforward of $11.6 million, which will expire in 2014, and a Federal net operating loss carryforward of $1.7 million, which will expire in 2024. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses for the three years ended December 31, 2004 we have provided a valuation allowance in the amount of $7.3 million reducing the net realizable benefits of these deductible differences to zero at December 31, 2004. The net change in the valuation allowance for 2004 was an increase of $7.3 million. The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(9)	Transactions with Related Parties

Sales

One of the companies to which we sold modular classrooms was affiliated with the Company through ownership by one of our former officers. This officer discontinued employment with us effective August 7, 2004. Therefore, the 2004 related party sales as shown below is for the 7-month period ended July 31, 2004.

The table below summarizes the related party classroom sales:

	2004	2003	2002
Sales	$1,567,000	$3,203,000	$5,749,000
Cost of goods sold	1,408,000	2,670,000	4,611,000
Gross profit percentage	10.15%	16.64%	19.79%

The related party purchased modular re-locatable classrooms from us on standard terms and at standard wholesale prices.

Due from affiliates includes a portion of unpaid invoices as a result of the above transactions. As of December 31, 2004 and 2003 these amounts totaled $0 and $1,867,000, respectively. Additional amounts arising from these transactions are included in the following captions:

	2004	2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$462,000

Billings in excess of costs and estimated earnings on uncompleted contracts	$—	$(108,000)

Operating Leases

Certain manufacturing facilities were leased from former related-party partnerships under non-cancelable operating leases through 2019. A former officer is a partner in the partnerships. This partner discontinued employment with us effective August 7, 2004. These related party leases require monthly payments which aggregate approximately $40,000. In connection with the lease at the Lathrop facility, the Company made an $83,000 security deposit during 1990.

Future minimum lease payments under these leases are discussed in note 16. Included in cost of goods sold is rent expense of $280,000, $479,000 and $466,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(10)	401(k) Plans

We have tax deferred savings plans under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 12% of gross annual earnings. Our contributions are made on a 50% matching basis of eligible contributions. Our contributions were approximately $273,000, $283,000 and $291,000 in 2004, 2003, and 2002 respectively.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(11)	Stock Options

In May of 1994, the Board of Directors voted and approved a stock option plan (the May 1994 Plan). The May 1994 Plan provided for the grant of both incentive and non-qualified options to purchase up to 500,000 shares of the Company’s common stock. The incentive stock options were granted only to employees, including officers of the Company, while non-qualified stock options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. The exercise price of the stock options was not less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of the Company’s common stock). All of these options were granted prior to 1999.

In 1996, our Board of Directors authorized the grant of options to purchase up to 500,000 shares of our common stock. The non-statutory options were granted to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant service to the Company. The exercise price of the stock options was not less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of our common stock). All of these options were granted prior to 1999.

In 1999, our shareholders approved a stock option plan (the 1999 Plan). The 1999 Plan provides for the grant of non-statutory options to purchase up to 1,450,000 shares of our common stock. The non-statutory options may be granted to employees, officers, directors, consultants, independent contractors and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of our common stock). In 2002, 185,038 shares were granted, and no shares were granted under this plan in 2003 or 2004. As of December 31, 2004, 46,146 shares are available for future grants.

In 2002, our shareholders approved a stock option plan (the 2002 Plan). The 2002 Plan provides for the grant of non-statutory options to purchase up to 1,000,000 shares of our common stock. The non-statutory options may be granted to employees, officers, directors, consultants, independent contractors and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of our common stock). No shares were granted under this plan as of December 31, 2002. Grants of 468,561 and 486,762 shares were made during the years ended December 31, 2004 and 2003, respectively.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

Stock options outstanding under our stock option plans are summarized as follows:

	Shares	Weighted Average Exercise Price
December 31, 2001	2,205,734	$7.14
Granted	185,038	9.21
Exercised	(48,391)	3.21
Terminated	(6,000)	8.33

December 31, 2002	2,336,381	7.38

Granted	486,762	9.66
Exercised	(82,984)	2.43
Terminated	(347,101)	6.41

December 31, 2003	2,393,058	8.15

Granted	468,561	7.79
Exercised	(732,683)	4.63
Terminated	(153,367)	8.99

December 31, 2004	1,975,569	$9.31

All stock options have a maximum term of ten years and become fully exercisable in accordance with a predetermined vesting schedule which varies.

The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $3.20, $4.66, and $4.88, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Average risk-free interest rate	3.0%	2.3%	3.4%
Volatility factor	49.28%	61.0%	66.61%
Expected life	4 years	4 years	4 years

The following information applies to options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$4.50 - $7.00	296,157	5.4	$6.38	296,157	$6.38
$7.00 - $10.00	1,483,996	6.7	8.70	978,367	8.94
$12.62 - $20.57	195,416	3.0	18.39	195,416	18.39

	1,975,569	6.1	$9.31	1,469,940	$9.68

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(12)	Series A Preferred Stock

In conjunction with a prior merger, 138,924 shares of Series A Preferred Stock were issued in February 1999. The Series A Preferred Stock had no voting rights, including, without limitation, the right to vote on the election of directors, mergers, reorganization or a sale of all or substantially all of our assets. Dividends accrued on each share of Series A Preferred Stock at the rate of $0.40 per annum as declared. Dividends may not be paid on our common stock until all accrued dividends on the Series A Preferred Stock were paid or declared and set aside for payment.

Subject to proportional adjustments due to stock splits, reverse stock splits and similar transactions, each share of Series A Preferred Stock was convertible into one share of our common stock at any time following two years after their date of issuance. Each outstanding share of Series A Preferred Stock automatically converted into one share of our common stock in February 2003, the fourth anniversary of the Series A Preferred Stock issuance.

The Board approved a special dividend related to the Series A Preferred Stock totaling $221,000, which was paid in 2004.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(13)	(Loss) Earnings per Share

The following table represents the calculation of basic and diluted (loss) earnings per common share:

	2004	2003	2002
Basic
(Loss) income before cumulative effect of a change in accounting principle	$(18,546,000)	$1,457,000	$7,731,000
Cumulative effect of a change in accounting principle	—	—	(37,289,000)

Net (loss) income	(18,546,000)	1,457,000	(29,558,000)
Dividends on preferred stock (see note 12)	221,000	7,000	156,000

Net (loss) income available to common stockholders	$(18,767,000)	$1,450,000	$(29,714,000)

Basic weighted-average shares outstanding	13,949,372	13,707,610	13,498,766

Basic (loss) earnings per common share before cumulative effect of a change in accounting principle	$(1.35)	$0.11	$0.56

Cumulative effect of a change in accounting principle per common share - basic	—	—	(2.76)

Basic (loss) earnings per common share	$(1.35)	$0.11	$(2.20)

Diluted
Net (loss) income	$(18,546,000)	$1,457,000	$(29,558,000)

Basic weighted-average shares outstanding	13,949,372	13,707,610	13,498,766
Add:
Conversion of preferred stock	—	17,508	138,924
Exercise of stock options	—	397,216	854,592

Diluted weighted-average shares outstanding	13,949,372	14,122,334	14,492,282

Diluted (loss) earnings per common share before cumulative effect of a change in accounting principle	$(1.35)	$0.10	$0.52
Cumulative effect of a change in accounting principle per common share - diluted	—	—	(2.57)

Diluted (loss) earnings per common share	$(1.35)	$0.10	$(2.05)

Excluded from diluted earnings per common share as of December 31, 2004 were 2,873,564 shares issuable upon conversion of the Note and a total of 385,059 shares for warrants issued in connection with the Note (see note 7). Options to purchase 1,975,569, 1,113,822 and 197,641 shares of common stock were outstanding during 2004, 2003 and 2002, respectively, but were not included in the computation of diluted (loss) earnings per common share because the effect would be anti-dilutive.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(14)	Major Customers

Sales to two major customers represented the following percentage of net sales:

	2004	2003	2002
Customer A	6%	4%	5%

Customer B	5%	6%	12%

(15)	Supplemental Disclosures of Cash Flow Information

	2004	2003	2002
Cash paid during the year for:
Interest	$1,674,000	$1,136,000	$1,340,000

Income taxes	$120,000	$700,000	$4,415,000

(16)	Commitments and Contingencies

Land Leases

We have entered into various non-cancelable agreements to lease land at our manufacturing facilities through 2019. Minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year ending December 31:
2005	$1,538,000
2006	1,538,000
2007	1,460,000
2008	1,033,000
2009	1,009,000
Thereafter	6,948,000

$13,526,000

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $1,618,000, $2,147,000, and $2,321,000 respectively.

(17)	Warranty

The standard contractual warranty for our modular buildings is one year, although it may vary by contract specifications. Purchased equipment installed by us, such as air conditioning units, carries the manufacturers’ standard warranty. To date, warranty costs incurred have been immaterial.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(18)	Pending Claims and Litigation

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of the claims will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

(19)	Correction of Immaterial Error in Prior Periods

Certain corrections have been made to prior periods related to the initial recognition of an expected receivable for a legal settlement. The receivable was recorded in the amount of $735,000, of which $242,000 was recorded in 2002 and $493,000 was recorded in 2001 and 2000. After reviewing this accounting treatment, we have revised our current year presentation as a correction of an immaterial error in prior periods. The result of this correction was a decrease in other assets and retained earnings as of December 31, 2003 of $735,000. Final settlement of this legal case resulted in $795,000 recognized in other income during 2004. The effect of this correction on previously reported operating results and financial position for 2002 is summarized as follows:

	2002 As Reported	2002 As Corrected
Income from operations	$15,334,000	$15,090,000
Income before income taxes	13,746,000	13,504,000
Net loss	(29,316,000)	(29,558,000)
Net loss applicable to common shareholders	(29,472,000)	(29,714,000)
Basic loss per share	(2.19)	(2.20)
Diluted loss per share	(1.99)	(2.05)
Other assets	1,319,000	584,000
Retained earnings	26,253,000	25,518,000

(20)	Selected Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2004:
Net sales	$45,207,000	$55,950,000	$54,628,000	$29,409,000
Gross (loss) profit	(3,213,000)	(3,023,000)	3,546,000	(230,000)
Net (loss) income	(11,965,000)	(5,639,000)	759,000	(1,701,000)
(Loss) earnings per common share:
Basic	$(0.86)	$(0.41)	$0.05	$(0.12)
Diluted	(0.86)	(0.41)	0.05	(0.12)
2003:
Net sales	$23,143,000	$50,729,000	$45,713,000	$40,285,000
Gross (loss) profit	(3,064,000)	6,010,000	5,212,000	3,774,000
Net (loss) income	(3,242,000)	2,191,000	1,580,000	928,000
(Loss) earnings per common share:
Basic	$(0.24)	$0.16	$0.12	$0.07
Diluted	(0.24)	0.15	0.11	0.07

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(21)	Subsequent Events

Plant Closure

On February 1, 2005, the Company approved plans to consolidate manufacturing facilities by closing the Lathrop plant in Northern California and shift production to other plants, principally those located in Southern California. The closure was completed on April 30, 2005, and resulted in the elimination of approximately 140 employee positions. We estimate that the aggregate costs incurred in connection with the plant closure, including redeployment of assets, and related costs will be approximately $700,000.

New Credit Facility

On February 25, 2005 we entered into a Financing Agreement (the New Credit Facility), by and among the Company, Fortress Credit Corp., as administrative and collateral agent and senior lenders as identified in the New Credit Facility. In anticipation of this refinancing, we wrote off approximately $643,000 in capitalized debt issuance costs in 2004. The New Credit Facility provides for the making by the lenders identified therein of revolving credit loans in an aggregate principal amount not to exceed $17 million at any time (the Revolving Credit Loan) and a term loan in the aggregate principal amount $21 million (the Term Loan). The Revolving Credit Loan also provides for a letter of credit subfacility in the maximum amount of $10 million. The New Credit Facility is secured by substantially all of the assets of Modtech.

The Revolving Credit Loan will bear interest per annum, payable monthly, at a variable rate of 3.75% to 4.75% plus the greater of 5% or JPMorgan Chase Bank’s prime rate. The Term Loan will bear interest per annum, payable monthly, at the 30-day LIBOR rate plus a variable rate of 7.5% to 8.5%. The variable rates depend on Modtech’s senior secured leverage ratio. Both loans mature and are due and payable on February 25, 2008.

Amounts owed under the New Credit Facility may be accelerated under various circumstances more fully described in the New Credit Facility, including, but not limited to, the failure to make principal or interest payments due under the New Credit Facility, breaches of certain covenants, representations and warranties set forth in the New Credit Facility, the occurrence of certain insolvency or receivership events affecting the Company and certain events having a material adverse effect on the business, assets, operations or condition of the Company taken as a whole.

The New Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including, without limitation, restrictions on the Company’s ability to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, and enter into unrelated lines of business.

In connection with entry into the New Credit Facility we terminated the Credit Agreement dated as of December 26, 2001, as subsequently amended (the Prior Credit Facility). We paid off all amounts borrowed and due under the Prior Credit Facility, which aggregated approximately $22.3 million. There were no early termination penalties incurred by the Company in connection with the termination of the Prior Credit Facility.

Project Cost Overruns

Cost overruns totaling $10.6 million have been identified for the Heritage High School project in Brentwood, California for 2004 and the first five months of 2005. Of this total, $9.7 million

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

was included in the 2004 results of operations and $0.9 million will be included in the 2005 results of operations. Cost overruns of $4.0 million were identified prior to December 31, 2004. The remaining $5.7 million in additional cost overruns was identified in April and May 2005 prior to the issuance of our 2004 consolidated financial statements. These overruns are included in the 2004 results because they relate to certain contract conditions that existed as of December 31, 2004 and the subsequent information obtained during April and May 2005 allowed for the refinement of the loss estimate on this contract prior to the issuance of our consolidated financial statements. This refinement is made pursuant to paragraph 82 of the AICPA’s Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, which states that cost estimate refinements obtained subsequent to the balance sheet date should be included as an adjustment to the unissued financial statements. These contract overruns are included within “Costs of goods sold” in the Consolidated Statement of Operations for the year ended December 31, 2004, and under the caption “Provision for estimated losses on contracts” on the Consolidated Balance Sheet as of December 31, 2004.

Additional costs of $0.9 million, bringing the total cost overruns to $10.6 million, have been incurred or identified during the first five months of 2005. These costs include approximately $0.5 million for remediation required by water intrusion occurring in January and February 2005 and approximately $0.4 million for additional work requested by the owner in 2005 for which change orders have not yet been approved. These additional costs of $0.9 million were not included in the results for 2004 as they were not conditions of the original contract and relate to 2005 events.

Liquidity

The Company has suffered a significant operating loss as well as negative operating cash flow in the latest fiscal year. Our financial performance for the quarter ended March 31, 2005 resulted in the violation of certain financial covenants within our New Credit Facility and, thru cross default provision, the Note. The Company obtained waivers for all such covenant violations at March 31, 2005 and is attempting to obtain amendments to the New Credit Facility to avoid future covenant violations. There can be no assurance that the Company will be successful in obtaining those amendments.

In order to raise additional capital, the Company executed a non-binding term sheet on June 14, 2005 for a private placement of equity securities in the aggregate amount of $11.7 million. Pursuant to the term sheet, the potential investors will purchase shares of the Company’s common stock at $5.67 per share, based on 85% of the average closing price for May 26, 2005 thru June 2, 2005. The stock will include five-year warrants to purchase additional shares equal to one-half the number of shares initially sold. The warrants will have an exercise price of $8.00 per share. There can be no assurance that the Company will be successful in closing the private placement.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of year	Acquired through acquisition	Amounts charged to expense	Deductions	Balance at end of year
Allowance for contract adjustments:
Year ended December 31, 2002	$1,425,000	$—	$—	$—	$1,425,000

Year ended December 31, 2003	$1,425,000	$—	$282,000	$(645,000)	$1,062,000

Year ended December 31, 2004	$1,062,000	$—	$500,000	$(36,000)	$1,526,000