Form 10-Q
period 2005-03-31
MODTECH HOLDINGS INC
filed 2005-06-23
CIK 1075066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Registrant’s telephone number (909) 943-4014

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

As of May 13, 2005, there were 14,834,535 of the Registrant’s Common Stock outstanding.

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (“Modtech”, “we”, “our”, or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, we believe that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

MODTECH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$16,660,000	$11,799,000
Contracts receivable, net, including costs in excess of billings of $10,833,000 and $9,273,000 in 2005 and 2004, respectively	46,154,000	47,450,000
Inventories	11,061,000	13,603,000
Income tax receivable	4,231,000	4,231,000
Other current assets	1,603,000	1,938,000

Total current assets	79,709,000	79,021,000

Property and equipment, net	15,311,000	15,511,000

Other assets
Restricted cash	16,898,000	10,000,000
Goodwill	71,903,000	71,903,000
Covenants not to compete, net	23,000	29,000
Debt issuance costs, net	4,200,000	2,068,000
Other assets	603,000	613,000

Total assets	$188,647,000	$179,145,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$41,790,000	$41,134,000
Billings in excess of costs	5,898,000	4,427,000
Current revolving credit line	2,748,000	16,900,000
Current maturities of long-term debt	4,000,000	5,000,000

Total current liabilities	54,436,000	67,461,000

Long-term debt, excluding current portion	43,916,000	19,756,000

Total liabilities	98,352,000	87,217,000

Shareholders’ equity:
Common stock, $.01 par value. Authorized 25,000,000 shares; issued and outstanding 14,792,764 and 14,479,082 in 2005 and 2004, respectively	148,000	145,000
Additional paid-in capital	86,071,000	83,575,000
Retained earnings	4,076,000	8,208,000

Total shareholders’ equity	90,295,000	91,928,000

	$188,647,000	$179,145,000

See accompanying notes to condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$50,538,000	$29,409,000
Cost of goods sold	48,216,000	29,639,000

Gross profit (loss)	2,322,000	(230,000)

Selling, general and administrative expenses	3,887,000	2,299,000

Loss from operations	(1,565,000)	(2,529,000)

Other (expense) income:
Interest expense, net	(1,568,000)	(418,000)
Other, net	(999,000)	15,000

	(2,567,000)	(403,000)

Loss before income taxes	(4,132,000)	(2,932,000)

Income tax benefit	—	1,231,000

Net loss	$(4,132,000)	$(1,701,000)

Basic and diluted loss per common share	$(0.28)	$(0.12)

Basic and diluted weighted-average common shares outstanding	14,665,185	13,754,354

See accompanying notes to condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,132,000)	$(1,701,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	600,000	614,000
Gain on sale of equipment	(5,000)	—
Non-cash loss on derivative liability	1,052,000	—
Accretion on convertible debt discount	262,000	—
Decrease (increase) in assets:
Contracts receivable	1,296,000	(1,237,000)
Inventories	2,542,000	(3,766,000)
Due from affiliates	—	1,281,000
Other current and non-current assets	500,000	26,000
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(396,000)	3,148,000
Billings in excess of costs	1,471,000	(245,000)

Net cash provided by (used in) operating activities	3,190,000	(1,880,000)

Cash flows from investing activities:
Purchase of property and equipment	(224,000)	(567,000)
Proceeds from sale of equipment	8,000	—

Net cash used in investing activities	(216,000)	(567,000)

Cash flows from financing activities:
Net principal (payments) borrowings under revolving credit line	(14,152,000)	3,500,000
Principal payments on long-term debt	(5,000,000)	(750,000)
Proceeds from issuance of long-term debt	27,898,000	—
Increase in restricted cash	(6,898,000)	—
Payment of debt issuance costs	(2,305,000)	(118,000)
Net proceeds from issuance of common stock	2,344,000	181,000

Net cash provided by financing activities	1,887,000	2,813,000

Net increase in cash and cash equivalents	4,861,000	366,000
Cash and cash equivalents at beginning of period	11,799,000	1,122,000

Cash and cash equivalents at end of period	$16,660,000	$1,488,000

See accompanying notes to condensed consolidated financial statements

MODTECH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2005

1) Basis of Presentation

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full fiscal years.

2) Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials	$9,008,000	$10,317,000
Work in process	1,319,000	2,188,000
Finished goods	734,000	1,098,000

	$11,061,000	$13,603,000

3) Loss Per Share

Due to the net losses for the three-month period ended March 31, 2005 and 2004, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anit-dilutive. Accordingly, basic and diluted loss per share for the periods presented are the same. Additionally, there were no dividends paid during these reporting periods.

Potentially dilutive securities excluded in the calculation of diluted loss per common share include options to purchase 1,609,556 and 1,751,000 shares of common stock outstanding during the quarters ended March 31, 2005 and 2004, respectively, and 2,873,564 shares issuable upon conversion of, and a total of 385,059 shares underlying warrants issued in connection with, the convertible note agreement entered into in December 2004.

4) Debt and Financing Agreements

On February 25, 2005 we entered into a Financing Agreement (the “New Credit Facility”), with Fortress Credit Corp., as administrative and collateral agent and senior lenders as identified in the New Credit Facility. The New Credit Facility provides for revolving credit loans in an aggregate principal amount not to exceed $17 million at any time (the “Revolving Credit Loan”) and a term loan in the aggregate principal amount $21 million (the “Term Loan”). The Revolving Credit Loan also provides for a letter of credit subfacility in the maximum amount of $10 million, of which $6.9 million was outstanding as of March 31, 2005. This letter of credit subfacility is secured by a cash collateral account, which is recorded as restricted cash on our condensed consolidated balance sheet as of March 31, 2005. This portion of the Revolving Credit Loan and corresponding restricted cash have been recorded as long-term liabilities and assets, respectively, as they relate to a reserve requirement for our self-insured workers compensation program for future potential liability extending beyond one year. The New Credit Facility is secured by substantially all of the assets of Modtech.

The Revolving Credit Loan bears interest per annum, payable monthly, at a variable rate of 3.75% to 4.75% plus the greater of 5% or JPMorgan Chase Bank’s prime rate. The Term Loan bears interest per annum, payable monthly, at the 30-day LIBOR rate plus a variable rate of 7.5% to 8.5%. The variable rates depend on Modtech’s senior secured leverage ratio. Principal payments in the amount of $1 million are due quarterly beginning on July 1, 2005. Both loans mature and are due and payable on February 25, 2008. As of March 31, 2005 the applicable annual interest rates for the Revolving Credit Loan and Term Loan were 10.5% and 11.25%, respectively.

Amounts owed under the New Credit Facility may be accelerated under various circumstances more fully described in the New Credit Facility, including, but not limited to, the failure to make principal or interest payments when due, breaches of certain covenants, representations and warranties set forth in the New Credit Facility, the occurrence of certain insolvency or receivership events affecting the Company and certain events having a material adverse effect on the business, assets, operations or condition of the Company taken as a whole.

The New Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including, without limitation, restrictions on the Company’s ability to, among other things, incur debt, create liens, make investments, pay dividends, sell assets, undertake transactions with affiliates, and enter into unrelated lines of business.

In connection with entering into the New Credit Facility we terminated our existing credit agreement with Wells Fargo, N.A., as administrative agent and the lenders that were parties to such agreement (the “Prior Credit Facility”). We paid off all amounts borrowed and due under the Prior Credit Facility, which aggregated approximately $22.3 million. There were no early termination penalties incurred by the Company in connection with the termination of the Prior Credit Facility.

There are certain embedded derivatives associated with the convertible note we issued on December 31, 2004 between us and Amphora Limited, an institutional investor. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the convertible note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with FASB Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding gain or loss charged to the current period. We conducted a valuation of these embedded derivatives as of March 31, 2005 using various valuation methods, which included Black-Scholes option pricing models. This valuation resulted in a non-cash expense of $1,052,000 in “Other Expense” with a corresponding increase in the embedded derivative liability which is included in accounts payable and accrued liabilities at March 31, 2005.

Our financial performance for the quarter ended March 31, 2005 resulted in the violation of certain financial covenants within our New Credit Facility. We obtained waivers for all such covenant violations at March 31, 2005 and are attempting to obtain amendments to the New Credit Facility to avoid future covenant violations. There can be no assurance that we will be successful in obtaining those amendments.

In order to raise additional capital, we executed a non-binding term sheet on June 14, 2005 for a private placement of equity securities in the aggregate amount of $11.7 million. Pursuant to the term sheet, the potential investors will purchase shares of the Company’s common stock at $5.67 per share, based on 85% of the average closing price for May 26, 2005 thru June 2, 2005. The stock will include five-year warrants to purchase additional shares equal to one-half the number of shares initially sold. The warrants will have an exercise price of $8.00 per share. There can be no assurance that we will be successful in closing the private placement.

5) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

Balance as of January 1, 2005	$71,903,000
Goodwill acquired during the period	—
Impairment loss	—

Balance as of March 31, 2005	$71,903,000

6) Stock Options Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, “Accounting for Stock-Based Compensation” – as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2005	2004
Net loss
As reported	$(4,132,000)	$(1,701,000)
Deduct stock-based compensation expense determined under fair-value based method, net of tax	(99,000)	(197,000)

Pro forma	(4,231,000)	(1,898,000)

Basic and diluted loss per share
As reported	$(0.28)	$(0.12)
Pro forma	(0.29)	(0.14)

The per share weighted-average fair value of stock options granted during the three months ended March 31, 2005 and 2004 was $3.47, and $4.07 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected dividend yield	0%	0%
Average risk-free interest rate	3.5%	2.9%
Volatility factor	45.44%	60.04%
Expected life	4 years	4 years

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

Allowances for Contract Adjustments

We maintain allowances for contract adjustments that result from the inability of its customers to make their required payments. Management bases its allowances on analysis of the aging of accounts receivable, by account, at the date of the financial statements, assessments of historical collection trends, and an evaluation of the impact of current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, a revision to Statement No. 123, Accounting for Stock-Based Compensation. This statement replaces Statement No. 123 and supersedes APB No. 25. This statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. Statement 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We are required to adopt Statement 123R effective January 1, 2006 and have two transition options under the new standard; however, the recognition of compensation expense is the same under both options. We believe the adoption of Statement 123R may have a material effect on our financial results during the period of adoption; however, the full effect of adopting Statement 123R has not been determined.

Company Overview

Modtech manufactures and sells modular relocatable classrooms and commercial and light industrial modular buildings. We are a leading provider of modular classrooms in the State of California and a significant provider of commercial and light industrial modular buildings in California, Nevada, Arizona, New Mexico, Utah, Colorado, Texas, Florida and other neighboring states. We continue to expand our classroom offerings in all locations in response to the increasing demand for new classroom products.

In California, we market and sell our modular classrooms to school districts. Virtually all of our classroom sales are dependent upon public funding. Such funding is based on annual allocations from the State’s budget which is determined by educational policies that are subject to political concerns.

The modular re-locatable classroom industry is highly competitive with the market divided among a number of privately-owned companies whose share of the market is smaller than ours. This industry is experiencing a significant downturn. Two of our major competitors, Aurora Modular Industries and Turn Key Schools, both located in Perris, California, discontinued operations in 2004.

The nonresidential modular building industry is highly competitive and fragmented. It is composed primarily of regionally based private companies, each with a single manufacturing facility. This industry has not experienced the recent downturn that the classroom industry has.

Results of Current Operations — Overview

Revenues were $50.5 million for the quarter ended March 31, 2005, an increase of 72% over the prior year and a record for the first quarter of any year in our history. Key factors which impacted demand for our products include a growing population and the resulting increase in school age children in the regions we serve, natural disasters such as the hurricanes in Florida during 2004 and increased demand from military bases.

However, major cost overruns totaling $6.6 million were identified for the Heritage High School project in Brentwood, California. Of this $6.6 million identified in the quarter ended March 31, 2005, $5.7 million was recognized in 2004 as a subsequent event. The remaining $0.9 million was recorded in the quarter ended March 31, 2005. These cost overruns are in addition to previously recorded cost overruns related to this project of $4.0 million reported for the quarter ended September 30, 2004.

Other costs impacting operating results for the first quarter of 2005 include increased labor costs of approximately $0.6 million caused by overtime associated with lost work days in California due to the record rainfall in January and February, a $0.4 million reserve for repairing roof damage caused by the heavy rains in California, which repair is scheduled for completion over the summer months, and approximately $0.5 million in incremental selling, general and administrative costs associated with Sarbanes-Oxley Act compliance and the related delays in completing the year-end audit.

As of April 30, 2005, the backlog of sales orders was approximately $179.5 million, up from approximately $157.9 million at

April 30, 2004. Backlog that will be converted to sales during the current fiscal year is approximately $125.0 million. The rate of booking new contracts varies month to month, and customer changes in delivery schedules occur. For these reasons, among others, our backlog as of any particular date may not be representative of actual sales for any succeeding period.

The backlog by region as of April 30, 2005 was as follows: California—$139.4 million; Arizona—$14.2 million; Texas—$4.5 million; and Florida—$21.4 million.

Our financial performance for the quarter ended March 31, 2005 resulted in the violation of certain financial covenants within the New Credit Facility. We have obtained waivers for all such covenant violations at March 31, 2005 and are still able to borrow under the facility. However, we are in discussions with our lenders regarding amendments to the New Credit Facility in order to avoid possible future violations. Based upon our discussions, any covenant amendments to the New Credit Facility will be conditioned upon the closing of the financing described below.

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

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percent of net sales.

	Percent of Net Sales Three Months Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Gross profit (loss)	4.6	(0.8)
Selling, general and administrative expenses	7.7	7.8
Loss from operations	(3.1)	(8.6)
Interest expense, net	(3.1)	(1.4)
Loss before income taxes	(8.2)	(10.0)
Income tax benefit	—	4.2
Net loss	(8.2)	(5.8)

Revenue

Net sales for the three months ended March 31, 2005, increased by $21.1 million or 71.8% when compared to the corresponding period of the prior year. All regions saw an increase in revenue over the three-month period ended March 31, 2004. California revenue was $28 million, an increase of 18%; Arizona revenue was $5.6 million, an increase of 72%; Texas revenue was $3.6 million, an increase of 94% and Florida revenue was $13.3 million a seven-fold increase in revenue. These increases in revenue occurred primarily because the project delays that occurred in the California market in the quarter ended March 31, 2004 did not occur in the quarter ended March 31, 2005. In addition, Florida revenues for the first quarter of 2005 were boosted by a major education project that was begun as a result of the hurricanes in 2004. Revenues in Texas and Arizona increased primarily as a result of the general increase in commercial and government business over the corresponding period in 2004.

Gross profit as a percentage of net sales for the three months ended March 31, 2005 increased to 4.6% from a gross loss of (0.8%) for the same period in 2004. Suppressing gross profit were increased labor costs of approximately $0.5 million caused by overtime associated with lost work days in California due to the record rainfall in January and February, a $0.4 million warranty reserve for a roof repair that was required because of the heavy rains in California and the $0.9 million in additional cost overruns on the Heritage High School project. The gross loss of (0.8%) for the three-month period ended March 31, 2004 was largely due to the inability to absorb fixed manufacturing costs because of the lower revenue volumes experienced in the California market.

SG&A

Selling, general and administrative expenses increased for the three months ended March 31, 2005 by $1.6 million, an increase of 69% over the corresponding period of the prior year. As a percentage of net sales, selling, general, and administrative expenses decreased slightly from 7.8% in the first three months of 2004 to 7.7% in the first three months of 2005. Selling expenses for the three months ended March 31, 2005 increased by $0.2 million over such expenses for the comparable period in 2004 due to an increased sales staff. As a percentage of net sales, selling expenses for the first three months of 2005 decreased from 2.0% to 1.6% when compared to the same period in prior year. General and administrative expenses for the three months ended March 31, 2005 increased by $1.4 million when compared to the same period for the prior year. Professional services, including legal and accounting increased for the first three months of 2005 by $0.6 million over such expenses for the comparable period in 2004. This was primarily due to increased compliance costs related to the Sarbanes-Oxley Act. Salaries and salary related expenses increased for the three-month period ended March 31, 2005 by $0.5 million compared to the first three months of 2004. The additional expense was due to staffing increases primarily in finance and human resources. Net interest, increased for the three months ended March 31, 2005, by $1.2 million, or 275% when compared to the same period in 2004. The increase is attributable to significantly increased debt and higher interest rates.

Other expense for the quarter ended March 31, 2005 includes a non-cash loss of $1.1 million from the revaluation of embedded derivatives associated with the convertible debt agreement entered into in December 2004 (see note 4 in the Notes to Condensed Consolidated Financial Statements under Part 1 of this form).

Based upon our continued losses for the three months ended March 31, 2005, we have provided a valuation allowance in the amount of $1.2 million to completely offset the initial tax benefit calculation. This compares to a tax benefit provided for the three months ended March 31, 2004. Effective tax rates of 29%, before effect of the valuation allowance, and 42% were used for the quarters ended March 31, 2005 and 2004, respectively. The difference in the tax benefit in the two periods is due to an overall decrease in the effective tax rate from 42% to 39.6% year-over-year plus the impact of the $1.1 million loss on the embedded derivatives.

Loss

Net loss for the three months ended March 31, 2005 was $4.1 million compared to net loss of $1.7 million for the same period the prior year. This change is the direct result of the revenue and cost factors discussed above.

Inflation

We are subject to the effects of changing prices. During the quarter ended March 31, 2005, there was no significant inflationary impact. While the cost outlook for commodities used in our products, in particular steel, dimensional lumber and plywood products is not certain, management believes it can manage these inflationary pressures with sales price adjustments as allowed by our newer contracts and by actively pursuing internal cost reduction efforts, including improved supply chain and inventory management.

Liquidity and Capital Resources

We have funded our operations and capital expenditures mostly with cash generated internally by operations, and borrowings under various credit facilities as well as cash received from exercised options. At March 31, 2005, we had $16.7 million in unrestricted cash and an additional $16.9 million in restricted cash. During the three months ended March 31, 2005, our operating activities generated net cash of $3.2 million.

On February 25, 2005, we entered into a Financing Agreement (the “New Credit Facility”) with Fortress Credit Corp., as administrative and collateral agent, and certain senior lenders as identified in the New Credit Facility. The New Credit Facility provides $17 million in revolving credit loans (the “Revolving Credit Loan”) and a $21 million term loan (the “Term Loan”). The Revolving Credit Loan also provides for a letter of credit subfacility in the maximum amount of $10 million. The New Credit Facility is secured by substantially all of our assets.

The Revolving Credit Loan bears interest at a variable rate of 3.75% to 4.75% per annum plus the greater of 5% or JPMorgan Chase Bank’s prime rate. Interest is payable monthly. The Term Loan bears interest at the 30-day LIBOR rate plus a variable rate of 7.5% to 8.5% per annum payable monthly. The variable rates depend on our senior secured leverage ratio.

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

Our financial performance for the quarter ended March 31, 2005 resulted in the violation of certain financial covenants within the New Credit Facility. We have obtained waivers for all such covenant violations at March 31, 2005 and are still able to borrow under the facility. However, we are in discussions with our lenders regarding amendments to the New Credit Facility in order to avoid possible future violations. Based upon our discussions, any covenant amendments to the New Credit Facility will be conditioned upon the closing of the financing described below.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk refers to the risk that a change in the level of one or more market factors such as interest rates, foreign currency exchange rates, or equity prices will result in losses for a certain financial instrument of group of instruments. We do not hold any instruments that are subject to such risks, but we are exposed to the risk of increased interest rates on our credit facility and the risk of loss on credit extended to our customers.

INTEREST RATE RISK

We are exposed to the risk of fluctuation in interest rates on our $38 million senior credit facility. During the quarter ended March 31, 2005, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the senior credit facility bears interest at a variable rate of 3.75% to 4.75% per annum plus the greater of 5% or JPMorgan Chase Bank’s prime rate. Interest is payable monthly. The Term Loan bears interest at the 30-day LIBOR rate plus a variable rate of 7.5% to 8.5% per annum payable monthly. The variable rates depend on our senior secured leverage ratio. We estimate that the average amount of debt outstanding under the senior credit facility for 2005 will be $26 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $260,000 for the year.

CREDIT RISK

Our credit terms generally are “net 30” for dealer accounts and defined by contracts which vary for direct sales. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been less than 0.5% of sales and within our expectations.

Item 4. Controls And Procedures

a.	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005 and concluded that our disclosure controls and procedures were not effective as of March 31, 2005, because certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K Report”), have not been remediated.

The material weaknesses disclosed in our 2004 Annual Report on Form 10-K are:

•	As of December 31, 2004, we lacked the necessary depth of personnel with sufficient technical accounting expertise to ensure preparation of interim and annual financial statements without material misstatements. Evidence of a number of reconciliations, reviews, and approvals designed to ensure the reliability of the financial statements and related disclosures did not exist such that testing the operating effectiveness of the related controls was not possible.

•	A procedure associated with accounting for our long-term revenue contracts was not sufficient to ensure that revenue was properly reflected in our consolidated financial statements. Specifically, the estimated costs to complete individual contracts were not reviewed for propriety and approved by our senior project management and cost overruns known prior to the issuance of the consolidated financial statements were not recorded in the correct accounting period.

•	A detailed review of the proper valuation of inventory was not operating effectively.

•	We did not have adequate access and segregation of duties controls within the accounts payable and payroll applications.

•	We did not have adequate access, recalculation/control totals and change management controls relative to certain end-user computing tools (EXCEL spreadsheets). It was determined that there were no change management or access controls in place to prevent an unauthorized modification of the formulas within the spreadsheets and no recalculation/control totals to detect unauthorized changes or errors.

•	A number of information technology general control items were identified as deficiencies or significant deficiencies in the areas of Access to Programs and Data, Program Change, Program Development, and Computer Operations. A material weakness was assessed due to the aggregate of the deficiencies.

•	As of December 31, 2004, our program for assessing and monitoring the effectiveness of internal control was not sufficient to provide us with a basis to assess and monitor the quality of our internal control performance in a timely manner.

b.	Changes in Internal Control over Financial Reporting

In order to remediate the material weaknesses described in the 2004 10-K Report, we made the following changes during the fiscal quarter ended March 31, 2005 in our internal control over financing reporting:

•	Additional professional accounting and financial staff with the technical expertise necessary to ensure adequate management oversight over interim and annual financial statements were added. Staff additions included a Director of Accounting, Operations Controller (Arizona), Operations Controller (Florida and Texas), and Manager, Internal Audit.

•	Additional price testing procedures were implemented to ensure the proper valuation of inventory items.

•	A system to monitor the effectiveness of internal control over financial reporting was implemented. The effectiveness of the design and operation of internal controls is being assessed on a timely basis, and corrective action to remediate weaknesses is ongoing.

•	Certain deficiencies in the operation of our Information Technology department which, in the aggregate, constituted a material weakness have been addressed as follows:

1.	An “Application Access Rights Form” is maintained for each employee who has access to a computer and reviewed to determine if the level of access is appropriate to each employee’s job description.

2.	A list of all terminated employees is maintained and updated on a daily basis in order to prevent access to company computers once an employee has been terminated.

3.	An Application Outline Form is prepared for each modification or implementation of new software as a means of documenting when and how revisions were made to software applications. Requests and authorization to install updates, patches and fixes are now formally documented.

4.	Nightly back-up successes and failures are logged, dated, and signed.

5.	A weekly report is submitted to the Chief Financial Officer by the IT Manager which summarizes operational statistics, virus coverage, software deployment, services provided, and repairs and maintenance.

In light of the material weaknesses that remain as of March 31, 2005, we performed additional analysis and other post-closing procedures to ensure the Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Other than the remediation measures described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c.	Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Subsequent to the filing of our 2004 10-K Report, we have undertaken, and continue to undertake, actions to remedy the material weaknesses in internal control over financial reporting described in the 2004 10-K Report. Our remediation efforts to date are described in Paragraph (b) above. Our plan to remediate those material weaknesses remaining as of March 31, 2005 is as follows:

•	Prior to June 30, 2005, the Senior Project Managers will approve project cost budgets and/or updates and provide the information to the Operations Controller to incorporate into the estimated cost at completion component of the revenue recognition calculation.

•	Prior to June 30, 2005, a control will be implemented to require prior management approval to purchase an inventory item without a parts number as to ensure these items are properly valued. Implementation of the new perpetual inventory system will be completed prior to September 30, 2005.

•	Adequate access and segregation of duty controls within the accounts payable and payroll applications will be implemented prior to June 30, 2005

•	Prior to June 30, 2005, an independent consultant will be hired to reprogram those Excel spreadsheets that support significant journal entry activity. Change management and access controls will be put in place to prevent unauthorized modification of the formulas within the spreadsheet, and recalculation/control totals will be added to detect unauthorized changes or errors.

•	Prior to June 30, 2005, access to the software for payroll and accounts payable will be modified to allow each individual only what is necessary to perform their duties. Segregation of duties controls will be implemented in these two areas so that those individuals with the ability to initiate and record transactions are different from those who perform key reconciliations and financial reporting.

•	Remediation of certain deficiencies in Information Technology (which in aggregate were assessed as a material weakness) is ongoing. It is estimated that remediation will be complete during the fourth quarter of 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Our financial performance for the quarter ended March 31, 2005 resulted in the violation of certain financial covenants under our New Credit Facility and our $25 million convertible note issued to Amphorah. We obtained waivers for all such covenant violations. The aggregate amount outstanding under such obligations at March 31, 2005 was $30.6 million.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Number	Name of Exhibit
3.1(1)	Certificate of Incorporation of Modtech Holdings, Inc.

3.2(2)	Bylaws of Modtech Holdings, Inc.

10.1(3)	Company’s 1994 Stock Option Plan.

10.2(3)	Company’s 1996 Stock Option Plan.

10.3(3)	Company’s 1999 Stock Option Plan.

10.4(3)	Company’s 2004 Stock Option Plan.

10.5(2)	Employment Agreement between the Company and Evan M. Gruber.

10.6(2)	Employment Agreement between the Company and Michael G. Rhodes.

10.7(3)	Separation Agreement between the Company and Evan M. Gruber.

10.8(3)	Separation Agreement between the Company and Michael G. Rhodes.

10.9(3)	Employment Agreement between the Company and David M. Buckley.

10.10(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett Street property in Perris, California.

10.11(4)	Lease between the Company and BMG, relating to the property in Lathrop, California.

10.12(5)	Credit Agreement between the Company and Wells Fargo Bank, N.A., as administrative agent, dated December 26, 2001

10.13(6)	Securities Purchase Agreement between the Company and Investor Limited, dated December 31, 2004

10.14(6)	Senior Subordinated Secured Convertible Note issued to the Investor Limited, dated December 31, 2004

10.15(6)	Warrant issued to the Investor Limited, dated December 31, 2004

10.16(6)	Registration Rights Agreement between the Company and the Investor Limited, dated December 31, 2004

10.17(6)	Pledge and Security Agreement between the Company and the Investor Limited, dated December 31, 2004

10.18(6)	Intercreditor Agreement, among the Company, Wells Fargo Bank, N.A. and Amulet Limited, dated December 31, 2004

10.19(6)	Amendment and Forbearance Agreement among the Company, Wells Fargo Bank, N.A., Union Bank of California, N.A. and Comerica Bank California, dated December 29, 2004

10.20(7)	Financing Agreement between the Company and Fortress Credit Corp. as administrative agent, dated February 25, 2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).

(4)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-1filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 1, 2002 (Commission File No. 000-25161).

(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).

(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on March 2, 2005 (Commission File No. 000-25161).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODTECH HOLDINGS, INC.

Date: June 16, 2005	by:	/s/ DENNIS L. SHOGREN
Dennis L. Shogren Chief Financial Officer and Chief Accounting Officer

	by:	/s/ DAVID M. BUCKLEY
David M. Buckley Chief Executive Officer