Form 10-Q
period 2005-06-30
MODTECH HOLDINGS INC
filed 2005-08-09
CIK 1075066

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM N/A TO N/A

Commission File Number 000 – 25161

MODTECH HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33 –0825386
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2830 Barrett Avenue, Perris, CA	92571
(Address of principal executive office)	(Zip Code)

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

As of August 1, 2005, there were 14,834,535 shares of the Registrant’s Common Stock outstanding.

Modtech Holdings, Inc.

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the “Company”, “Modtech”, “we” or “our”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

MODTECH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$4,458,000	$11,799,000
Contracts receivable, net, including costs in excess of billings of $18,515,000 and $9,273,000 in 2005 and 2004, respectively	61,014,000	47,450,000
Inventories	10,925,000	13,603,000
Income tax receivable	4,897,000	4,877,000
Other current assets	1,329,000	1,938,000

Total current assets	82,623,000	79,667,000

Property and equipment, net	15,341,000	15,511,000
Other assets:
Restricted cash	16,898,000	10,000,000
Goodwill	71,903,000	71,903,000
Debt issuance costs, net	4,078,000	2,068,000
Other assets	619,000	642,000

Total assets	$191,462,000	$179,791,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$42,620,000	$41,134,000
Billings in excess of costs	4,024,000	4,427,000
Current revolving credit line	2,748,000	16,900,000
Current maturities of long-term debt	4,000,000	5,000,000

Total current liabilities	53,392,000	67,461,000
Long-term debt, excluding current portion	44,178,000	19,756,000

Total liabilities	97,570,000	87,217,000

Shareholders’ equity:
Common stock, $.01 par value. Authorized 25,000,000 shares; issued and outstanding 14,834,535 and 14,479,082 in 2005 and 2004, respectively	148,000	145,000
Additional paid-in capital	86,366,000	83,575,000
Retained earnings	7,378,000	8,854,000

Total shareholders’ equity	93,892,000	92,574,000

	$191,462,000	$179,791,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$58,297,000	$54,628,000	$108,835,000	$84,037,000
Cost of goods sold	(52,216,000)	(51,082,000)	(100,432,000)	(80,721,000)

Gross profit	6,081,000	3,546,000	8,403,000	3,316,000
Selling, general, and administrative expenses	(3,548,000)	(2,304,000)	(7,440,000)	(4,603,000)
Gain on sale of PP&E	58,000	620,000	63,000	620,000

Income (loss) from operations	2,591,000	1,862,000	1,026,000	(667,000)

Other income (expense):
Interest expense, net	(3,269,000)	(573,000)	(4,837,000)	(984,000)
Other, net	3,334,000	19,000	2,335,000	27,000

	65,000	(554,000)	(2,502,000)	(957,000)

Income (loss) before income taxes	2,656,000	1,308,000	(1,476,000)	(1,624,000)
Income tax expense (benefit)	—	549,000	—	(682,000)

Net income (loss)	2,656,000	759,000	(1,476,000)	(942,000)
Basic earnings (loss) per common share	$0.18	$0.05	$(0.10)	$(0.07)

Basic weighted-average shares outstanding	14,828,000	13,870,000	14,747,000	13,812,000

Diluted earnings (loss) per common share	$0.18	$0.05	$(0.10)	$(0.07)

Diluted weighted-average shares outstanding	14,849,000	14,111,000	14,747,000	13,812,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,476,000)	$(942,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,324,000	1,229,000
Gain on sale of PP&E	(63,000)	(620,000)
Non-cash gain on derivative liability	(2,103,000)	—
Accretion on convertible debt discount	524,000	—
(Increase) decrease in assets:
Contracts receivable	(13,564,000)	(17,212,000)
Inventories	2,678,000	(7,386,000)
Due from affiliates	—	1,445,000
Other current and non-current assets	778,000	258,000
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	3,589,000	16,319,000
Billings in excess of costs	(403,000)	2,946,000

Net cash used in operating activities	(8,716,000)	(3,963,000)

Cash flows from investing activities:
Proceeds from sale of property and equipment	104,000	2,085,000
Purchase of property and equipment	(720,000)	(1,015,000)

Net cash (used in) provided by investing activities	(616,000)	1,070,000

Cash flows from financing activities:
Net principal (payments) borrowings under revolving credit line	(14,152,000)	12,500,000
Principal payments on long-term debt	(5,000,000)	(5,500,000)
Proceeds from issuance of long-term debt	27,898,000	—
Increase in restricted cash	(6,898,000)	—
Payment of debt issuance costs	(2,473,000)	(235,000)
Series A dividend payment	—	(221,000)
Proceeds from exercise of stock options	2,616,000	197,000

Net cash provided by financing activities	1,991,000	6,741,000

Net (decrease) increase in cash and cash equivalents	(7,341,000)	3,848,000
Cash and cash equivalents at beginning of period	11,799,000	1,122,000

Cash and cash equivalents at end of period	$4,458,000	$4,970,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1) Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position and results of operations as of and for the periods presented.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

2) Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials	$9,617,000	$10,317,000
Work in process	1,025,000	2,188,000
Finished goods	283,000	1,098,000

	$10,925,000	$13,603,000

3) Restricted Cash

Restricted cash as of June 30, 2005 consists of $10 million in cash collateral required under our $25 million convertible note and $6.9 million in cash collateral required by a letter of credit subfacility under our new revolving credit loan (Note 5). These amounts have been classified as long-term assets as of June 30, 2005 due to the long-term nature of when these cash amounts may become unrestricted and available for use.

4) Earnings (Loss) Per Share

The following table illustrates the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic
Net income (loss)	$2,656,000	$759,000	$(1,476,000)	$(942,000)

Basic weighted-average common shares outstanding	14,828,000	13,870,000	14,747,000	13,812,000

Basic earnings (loss) per common share	$0.18	$0.05	$(0.10)	$(0.07)

Diluted
Net income (loss)	$2,656,000	$759,000	$(1,476,000)	$(942,000)

Weighted-average common shares outstanding	14,828,000	13,870,000	14,747,000	13,812,000
Add:
Exercise of stock options	21,000	241,000	—	—

Diluted weighted-average shares outstanding	14,849,000	14,111,000	14,747,000	13,812,000

Diluted earnings (loss) per common share	$0.18	$0.05	$(0.10)	$(0.07)

Due to the net losses for the six month periods ended June 30, 2005 and 2004, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anit-dilutive. Accordingly, basic and diluted loss per share for the six month periods presented are the same. Additionally, there were no dividends paid during these reporting periods. Potentially dilutive securities excluded in the calculation of diluted loss per common share include options to purchase 1,533,000 and 1,290,000 shares of common stock outstanding for the six-month period ended June 30, 2005 and 2004, respectively, which had an exercise price greater than the average market price for the common shares.

Options to purchase 1,237,000 and 1,518,000 shares of common stock were outstanding during the three months ended June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. Additionally, 2,874,000 shares issuable upon conversion of, and a total of 385,000 shares underlying warrants issued in connection with, the convertible note agreement entered into in December 2004 were

MODTECH HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excluded in the calculation of diluted earnings per common share for the quarter ended June 30, 2005 because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

5) Debt

We have two credit facilities currently outstanding as of June 30, 2005. Our senior debt, entered into during the quarter ended March 31, 2005, consists of a credit facility totaling a maximum of $38 million (“New Credit Facility”) with Fortress Credit Corporation (“Senior Lender”). Our subordinated debt, issued on December 31, 2004, is a $25 million convertible note (“Note”) with Amphora Limited.

The New Credit Facility provides for revolving credit loans in an aggregate principal amount not to exceed $17 million at any time (the “Revolving Credit Loan”) and a term loan in the aggregate principal amount of $21 million (the “Term Loan”). The Revolving Credit Loan also provides for a letter of credit subfacility in the maximum amount of $10 million, of which $6.9 million was outstanding as of June 30, 2005. This letter of credit subfacility is secured by a cash collateral account, which is recorded as restricted cash on our condensed consolidated balance sheet as of June 30, 2005 (Note 3). This portion of the Revolving Credit Loan and corresponding restricted cash have been recorded as long-term liabilities and assets, respectively, as they relate to a reserve requirement for our self-insured workers compensation program for future potential liability extending beyond one year. The New Credit Facility is secured by substantially all of the assets of Modtech.

The Revolving Credit Loan bears interest per annum, payable monthly, at a variable rate of 3.75% to 4.75% plus the greater of 5% or JPMorgan Chase Bank’s prime rate. The Term Loan bears interest per annum, payable monthly, at the 30-day LIBOR rate plus a variable rate of 7.5% to 8.5%. The variable rates depend on Modtech’s senior secured leverage ratio. Principal payments in the amount of $1 million are due quarterly, with the first payment made on July 1, 2005. Both loans mature and are due and payable on February 25, 2008. As of June 30, 2005 the applicable annual interest rates for the Revolving Credit Loan, Term Loan and letter of credit subfacility were 10.75%, 11.61%, 5.5%, respectively.

The Term Loan balance totals $21 million as of June 30, 2005, with $4 million classified as current and the remaining $17 million classified as long-term. The discounted balance on the Note totals $20.3 million, all of which is classified as long-term as of June 30, 2005. Also included in long-term debt at June 30, 2005 is $6.9 million under our letter of credit subfacility (as discussed above).

The Note bears interest at 7% per annum. Interest on the Note is payable quarterly in cash. The principal amount of the Note is due on December 31, 2009. The Note holder has the option to cause Modtech to redeem up to $8.33 million face amount of the Note each of June 30 of 2006, 2007 and 2008. The Note holder may convert the Note into 2,873,564 shares of our common stock at any time or from time-to-time at $8.70 per share.

The Note is secured by a first priority, perfected security interest in certain cash collateral placed in a restricted, segregated collateral account. The amount of cash collateral required to be maintained in this account is $10 million and is recorded as restricted cash on our consolidated balance sheet as of June 30, 2005 (Note 3). The cash collateral is not accessible for use by us until such time as it is released. The cash held in the cash collateral account will be reduced as certain financial milestones are met and can be used, in part, to fund optional redemptions that may be exercised by the Note holder on June 30 of 2006, 2007 and 2008, or upon an “event of default” as defined under the Note. The Note is also secured by a second priority security interest in the assets of Modtech, subordinated only to certain senior indebtedness of Modtech, including Modtech’s New Credit Facility with our Senior Lender.

During the quarter ended June 30, 2005, $1.3 million in additional interest expense was recorded due to delayed registration of the common shares that are convertible under the Note by the Note holder. Also included in interest expense for the three and six months ended June 30, 2005 is $262,000 and $524,000, respectively, due to non-cash accretion of the discount on the Note.

There are certain embedded derivatives associated with the Note. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the Note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with Financial Accounting Standards Board (FASB) Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding gain or loss charged to the current period. We conducted a valuation of these embedded derivatives as of March 31, 2005 and June 30, 2005 using various valuation methods, which included Black-Scholes option pricing models. Due to the decrease in our stock price, this valuation resulted in a non-cash gain of $3,155,000 and $2,103,000 for the three and six month periods ended June 30, 2005, respectively, in “Other Income” with a corresponding decrease in the embedded derivative liability which is included in “Accounts payable and accrued liabilities” at June 30, 2005. As of June 30, 2005, the fair value of the embedded derivative liability is $2,579,000.

MODTECH HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our financial performance for the three and six month periods ended June 30, 2005 resulted in the violation of certain financial covenants within our New Credit Facility and the Note. Concurrently with the closing of our $11.6 million private equity placement, our Senior Lender amended certain financial covenants in the New Credit Facility and waived any prior non-compliance with such covenants (See Note 8).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)
As reported	$2,656,000	$759,000	$(1,476,000)	$(942,000)
Deduct stock-based compensation expense determined under fair-value based method, net of tax	(99,000)	(96,000)	(198,000)	(218,000)

Pro forma	$2,557,000	$663,000	$(1,674,000)	$(1,160,000)

Basic earnings (loss) per share
As reported	$0.18	$0.05	$(0.10)	$(0.07)
Pro forma	$0.17	$0.05	$(0.11)	$(0.08)
Diluted earnings (loss) per share
As reported	$0.18	$0.05	$(0.10)	$(0.07)
Pro forma	$0.17	$0.05	$(0.11)	$(0.08)

There were no stock options granted during the three month period ended June 30, 2005. The per share weighted-average fair value of stock options granted during the three month period ended June 30, 2004 was $3.50. The per share weighted-average fair value of stock options granted during the six months ended June 30, 2005 and 2004 were $3.47 and $3.91, respectively. The fair value of stock options on the date of grant was estimated using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected dividend yield	—	0%	0%	0%
Average risk-free interest rate	—	3.1%	3.5%	3.0%
Volatility factor	—	58.91%	45.44%	59.48%
Expected life	—	4 years	4 years	4 years

MODTECH HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7) Correction of Immaterial Error in a Prior Period

Upon the completion and filing of our federal income tax return for the year ended December 31, 2004, our overall income tax receivable and corresponding income tax benefit was determined to be understated by approximately $646,000; as a result of errors related to the tax provision and income tax receivable initially recorded at December 31, 2003. Accordingly, we have revised our previously reported 2003 results as a correction of an immaterial error in a prior period. The impact of this correction was an increase in our income tax receivable and retained earnings as of December 31, 2004 of $646,000. The effect of this correction on previously reported operating results and financial position for 2004 and 2003 is summarized as follows:

	2004 As Reported	2004 As Corrected	2003 As Reported	2003 As Corrected
Income tax benefit (provision)	$108,000	$108,000	$(938,000)	$(292,000)
Net (loss) income	(18,546,000)	(18,546,000)	1,457,000	2,103,000
Net (loss) income applicable to common shareholders	(18,767,000)	(18,767,000)	1,450,000	2,096,000
Basic (loss) earnings per common share	(1.35)	(1.35)	0.11	0.15
Diluted (loss) earnings per common share	(1.35)	(1.35)	0.10	0.15
Income tax receivable	4,231,000	4,877,000	1,252,000	1,898,000
Retained earnings	8,208,000	8,854,000	26,975,000	27,621,000

8) Subsequent Events

Sublease of Lathrop Facility

On July 29, 2005, we entered into a sublease (the “Sublease”) with Boise Building Solutions Distribution, L.L.C. (“Boise”) pursuant to which we leased to Boise a manufacturing facility that we have operated in Lathrop, California since 1990 (the “Lathrop Facility). The Lathrop Facility is approximately 30 acres in size.

The initial term of the sublease will expire August 1, 2015 and may be extended by Boise, at its option, to August 31, 2019. The monthly rent for the Lathrop Facility is $31,500 through August 31, 2007. The rent increases to $34,500 per month on September 1, 2007 and every two years thereafter in accordance with the terms of the Sublease up to a maximum of $39,900 per month commencing September 1, 2013.

Boise may terminate the Sublease within 60 days after the date of execution if it determines in its due diligence review of the Lathrop Facility that certain aspects of the property, such as the physical condition, do not meet with its approval. Upon such termination, Boise shall be entitled to a refund of the $63,000 of rent it prepaid for the first two months of the Sublease term.

The Lathrop Facility is leased by us from BMG2 Enterprises through December 31, 2019 pursuant to an Industrial Real Estate Lease, dated January 2, 1990, as amended by Amendment Number 1 to Industrial Real Estate Lease, dated July 29, 2005 (the “Amendment”). The Amendment, which was entered into in connection with the Sublease, extended the lease term to December 31, 2019, clarified the description of the property and provided for certain improvements Boise wished to make on the Lathrop Property. The current monthly rent under the Amendment is $29,600 which is subject to increases every January 1st based on increases in the Consumer Price Index. We ceased manufacturing operations at the Lathrop Facility in April 2005.

Pay down of Term Loan

On August 3, 2005, we made a $3.3 million mandatory prepayment on our Term Loan with our Senior Lender following receipt of this amount for a portion of our 2004 federal income tax refund. In accordance with our Term Loan agreement, any income tax refunds received require immediate prepayment against the outstanding principal balance on the Term Loan. This $3.3 million principal payment reduces the long-term portion of the Term Loan and correspondingly reduces our overall maximum available credit under this facility from $38 million to $34.7 million.

New Equity Offering

On August 5, 2005, we completed a private placement of equity securities pursuant to which we raised $11.6 million through the sale of 2,046,200 shares of our common stock and five-year warrants to purchase an additional 1,023,100 shares of common stock.

The securities were sold to a group of accredited investors, including certain officers and directors of the Company, in reliance on an exemption from the registration requirements of the Securities Act of 1933. Investors, other than Company officers and directors, paid $5.67 per share, including a warrant for one-half share, which was the average of the closing bid prices of our common stock for the five-day trading period from May 26, 2005, through June 2, 2005. Company officers and directors paid $6.285 per share, (including a warrant for one-half share) which was the closing bid price for our common stock on August 4, 2005, plus $0.085. All warrants issued in connection with the private placement are exercisable at a price of $8.00 per share, and are subject to anti-dilution provisions that could result in the reduction of the per share exercise price and an increase in the number of shares under certain conditions, provided however that the exercise price cannot be reduced below $6.20 per share without prior shareholder approval.

MODTECH HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We intend to use approximately $1.1 million of the proceeds to pay down the Term Loan. The balance is expected to be used for working capital.

Concurrently with the closing of this private placement, our Senior Lender amended certain financial covenants in the New Credit Facility and waived any prior non-compliance with such covenants. We also replaced our $25 million Note with a new convertible note in the principal amount of $25.9 million (the “Replacement Note”) to cover amounts owed under an existing Registration Rights Agreement for failure to timely file a registration statement covering the shares issuable upon conversion of the Note and exercise of a warrant held by the Note holder. The failure arose from delays in the completion of the fiscal 2004 audit. In connection with the Replacement Note, we also issued a new warrant to the Note holder exercisable for 8,276 shares of common stock in addition to the 229,886 shares issuable upon exercise of the existing warrant. The conversion price of the Replacement Note and the exercise price of both the warrants is $8.70 per share and is subject to adjustment pursuant to customary anti-dilution provisions. Neither the conversion price of the Replacement Note nor the exercise price of either warrant can be reduced below $8.65 without stockholder approval. We have agreed to seek stockholder approval of the private placement following the closing which, if obtained, will reduce the conversion price of the Replacement Note and the exercise price of both warrants to $7.82 per share.

In connection with this transaction, we agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased, shares issuable upon conversion of the Replacement Note, and shares issuable upon exercise of all warrants. We further agreed to make the registration statement effective within ninety days of the transaction closing date to avoid additional penalties as detailed in the First Amendment and Restated Registration Rights Agreement.

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

Forward Looking Statements

This quarterly report contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are intended to be subject to the safe harbor protection within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including the Notes to the Consolidated Financial Statements and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” describe factors, among others, that could contribute to or cause such differences. In addition, the accuracy of such forward looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: the ability to adequately pass through to customers unanticipated future increases in raw material costs; an unanticipated change in the types of classrooms required by school districts; and declines in available funding for modular classroom construction and other risks and uncertainties that are described elsewhere in this report and in our other filings with the Securities and Exchange Commission, including our reports on Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, there is no assurance that our expectations will be attained. We will not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

In December 2001, the Securities and Exchange Commission (SEC) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management continually evaluates its estimates and assumptions including those related to our most critical accounting policies. Management bases its estimates and assumptions on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Changes in economic conditions could have an impact on these estimates and our actual results. Management believes that the following may involve a higher degree of judgment or complexity:

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

Valuation of the Embedded Derivatives

The valuation of our embedded derivatives associated with our $25 million senior subordinated convertible note (“Note”) is determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the Note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with FASB Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. Variation in the fair value recorded for the derivative liability from period to period is not only possible but probable. The inherent variability may result in the actual derivative liability either above or below the estimates recorded on our consolidated financial statements and significant fluctuations in other income (expense) based on the corresponding non-cash gain or loss recorded.

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

Although we had operating income during the three-month and six-month periods ended June 30, 2005, we experienced a net loss of $1.5 million for the six month period ended June 30, 2005 and a net decrease in cash and cash equivalents of $7.3 million for the period. We may experience future losses that could adversely affect our liquidity and ability to obtain bonding.

•	Availability of Funding

The availability of funding for new school construction and rehabilitation of existing schools by school districts is subject to financial and political considerations which vary from district to district and is not tied to demand. In the past, the level of funding made available from the states in which we do business to the school districts which are the end customers of our classrooms have caused such districts to experience budget shortfalls and to reduce their demand for our products despite growing student populations.

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

Our Management’s Report on Internal Controls over Financial Reporting set forth in our report on Form 10-K for the period ended December 31, 2004 in accordance with Section 404 of the Sarbanes-Oxley Act identified certain material weaknesses in our internal controls. We are in the process of remediating the material weaknesses. We do not expect to complete our remediation before September 2005. If we fail to complete our remediation or if we complete the remediation but fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could prevent us from reporting our financial results in a timely and accurate basis or cause investors to lose confidence in our reported financial information.

•	High Costs of Compliance with Section 404 of the Sarbanes-Oxley Act

Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. Our compliance efforts have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Direct costs relating to 2004 Sarbanes-Oxley compliance were approximately $750,000. Ongoing costs are expected to be approximately $500,000 annually.

In addition to the foregoing, other risks and uncertainties that may affect our future operations are described in our other filings with the Securities and Exchange Commission, including, without limitation, our reports on Form 10-K. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

Overview of Three Months ended June 30, 2005

Revenues were $58.3 million for the quarter ended June 30, 2005, an increase of $3.7 million or 6.8% compared to the three months ended June 30, 2004. Key factors which impacted demand for our products include a growing population and the resulting increase in school age children in the regions we serve, natural disasters such as the hurricanes in Florida during 2004 and increased demand from military bases.

Gross profit improved to 10.4% from 6.5% for the three month periods ended June 30, 2005 and 2004, respectively. This improvement is primarily attributable to our improved sales volume, particularly in the Florida classroom market. Margins are also increasing due to the commencement of work on higher margin direct projects.

As of June 30, 2005, the backlog of sales orders was approximately $168.4 million, up from approximately $163.0 million at June 30, 2004. Backlog that will be converted to sales during the last six months of the current fiscal year is approximately $100.0 million. The rate of booking new contracts varies month to month, and customer changes in delivery schedules occur. For these reasons, among others, our backlog as of any particular date may not be representative of actual sales for any succeeding period.

The backlog by region as of June 30, 2005 was as follows: California—$137.3 million; Arizona—$10.8 million; Texas—$2.8 million; and Florida—$17.5 million.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percent of net sales.

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	10.4	6.5	7.7	3.9
Selling, general and administrative expenses	6.1	4.2	6.8	5.5
Gain on sale of PP&E	0.1	1.1	0.1	0.7
Income (loss) from operations	4.4	3.4	0.9	(0.8)
Interest expense, net	(5.6)	(1.0)	(4.4)	(1.2)
Other, net	5.7	—	2.1	—
Income (loss) before income taxes	4.6	2.4	(1.4)	(1.9)
Income taxes (benefit)	—	1.0	—	(0.8)
Net income (loss)	4.6	1.4	(1.4)	(1.1)

Net sales for the three months ended June 30, 2005 increased by $3,669,000 or 6.7% and increased by $24,798,000 or 29.5%, for the six months ended June 30, 2005, when compared to the same periods in 2004. The significant increase in sales for the three and six month periods ended June 30, 2005, when compared to the corresponding periods of the prior year, is primarily attributable to increased sales in California and Florida. These increased sales are due to long anticipated classroom projects in Florida and other major direct-sales projects in Florida and California.

Gross profit as a percentage of net sales for the three and six months ended June 30, 2005 increased to 10.4% and 7.7%, respectively, from 6.5% and 3.9%, for the same periods in 2004. A primary contributor to lower margins in 2004 was due to significantly increased costs for steel, lumber and plywood that occurred over a very short period of time and was not able to be passed on due to fixed-price contracts in California. Gross profits for similar fixed-price contracts during the first half of 2005 reflect updated pricing to cover current commodity costs and also higher acceptable profit margins.

Selling, general and administrative expenses (SG&A) increased for the three and six months ended June 30, 2005 by $1,244,000 or 54.0% and $2,837,000 or 61.6%, respectively, compared to the same periods in 2004. As a percentage of net sales, selling, general, and administrative expenses increased from 4.2% and 5.5% for the three and six months ended June 30, 2004 to 6.1% and 6.8% for the same periods in 2005. Selling expenses for the three and six months ended June 30, 2005 increased by $0.3 and $0.5 million over such expenses for the comparable period in 2004 due to an increased sales staff and a revised 2005 sales commission plan. General and administrative expenses for the three and six months ended June 30, 2005 increased by $0.9 and $2.3 million, respectively, when compared to the same periods in the prior year. Professional services, including legal and accounting for the three and six months ended June 30, 2005 increased by $0.5 million and $1.1 million, respectively, over such expenses for the comparable period in 2004. This was primarily due to increased compliance costs related to the Sarbanes-Oxley Act. Salaries and salary related expenses increased for the three and six months ended June 30, 2005 by $0.5 million and $1.0 million, respectively compared to the same periods in 2004. The additional expense was due to staffing increases primarily in finance, human resources, administrative and management functions.

The gain on the sale of PP&E in 2004 was from the sale of a plant in Florida. The operations of this sold facility had previously been combined into the current Plant City, Florida facility.

Net interest expense increased for the three and six months ended June 30, 2005 by $2,696,000 and $3,853,000, respectively, when compared to the same periods in 2004. Included in interest expense is $1.3 million for penalties assessed during the quarter ended June 30, 2005 by our convertible subordinated note holder due to the delays in filing the corresponding registration statement. Also included in interest expense for the three and six months ended June 30, 2005 is $262,000 and $524,000, respectively, due to non-cash accretion of the discount on the Note. The remaining interest expense increases are due to the increased debt borrowings and corresponding higher interest rates compared to our old credit facility in the prior year.

Other income for the three and six month periods ended June 30, 2005 includes a non-cash gain of $3,155,000 and $2,103,000, respectively, from the revaluation of embedded derivatives associated with the convertible debt agreement entered into in December 2004 (see note 5 in the Notes to Condensed Consolidated Financial Statements under Part 1 of this form).

Based upon our cumulative net losses for the three years ended December 31, 2004 and for the six months ended June 30, 2005, we have provided a valuation allowance in the amount of $1.4 million for the six months ended June 30, 2005. Effective tax rates of 95%, before effect of the valuation allowance, and 42% were used for the six months ended June 30, 2005 and 2004, respectively. The difference in the tax benefit in the two periods is due primarily to the impact of the $2,103,000 non-cash gain on the embedded derivatives for the six months ended June 30, 2005.

The net income of $2,656,000 for the three months ended June 30, 2005 and the net loss of $1,476,000 for the six months ended June 30, 2005 compares to net income of $759,000 and a net loss of $942,000 for the same periods, respectively, from the prior year. The changes in the periods compared are a direct result of the factors discussed above.

Inflation

We are subject to the effects of changing prices. During the quarter ended June 30, 2005, there was no significant inflationary impact. While the cost outlook for commodities used in our products, in particular steel, dimensional lumber and plywood products is not certain, management believes it can manage these inflationary pressures with sales price adjustments as allowed by our newer contracts and by actively pursuing internal cost reduction efforts, including improved supply chain and inventory management.

Liquidity and Capital Resources

We have historically funded our operations and capital expenditures mostly with cash generated internally by operations, and borrowings under various credit facilities as well as cash received from exercised options. At June 30, 2005, we had $4.5 million in unrestricted cash and an additional $16.9 million in restricted cash. During the six months ended June 30, 2005, our operating activities used net cash of $8.7 million, primarily due to the net loss of $1.5 million and changes in working capital accounts that resulted in a net use of cash totaling $6.9 million during the period. Included in the net cash used by working capital items were an increase in contracts receivable of $13.6 million, resulting from increased sales, and an offsetting decrease in inventory of $2.7 million, due largely to the implementation of lean manufacturing principals and an increase in accounts payable and accrued liabilities of $3.6 million, due to the overall increase in sales.

During the quarter ended March 31, 2005, we entered into a Financing Agreement (the “New Credit Facility”) with Fortress Credit Corporation (the “Senior Lender”). The New Credit Facility provides $17 million in revolving credit loans (the “Revolving Credit Loan”) and a $21 million term loan (the “Term Loan”). The Revolving Credit Loan also provides for a letter of credit subfacility in the maximum amount of $10 million. The New Credit Facility is secured by substantially all of our assets (see note 4 in the Notes to Condensed Financial Statements under Part 1 of this form).

Our financial performance for the three and six month periods ended June 30, 2005 resulted in the violation of certain financial covenants within the New Credit Facility. We have obtained waivers for all such covenant violations. On August 5, 2005 we entered into Amendment 1 to the New Credit Facility which adjusted certain covenants to reflect the prior losses and new financial projections.

On August 3, 2005, we made a $3.3 million mandatory prepayment on our Term Loan with our Senior Lender following receipt of this amount for a portion of our 2004 federal income tax refund. In accordance with our Term Loan agreement, any income tax refunds received require immediate prepayment against the outstanding principal balance on the Term Loan. This $3.3 million principal payment reduces the long-term portion of the Term Loan and correspondingly reduces our overall maximum available credit under this facility from $38 million to $34.7 million.

On August 5, 2005, we completed the previously anticipated $11.6 million equity infusion through a private placement of 2,046,200 shares of our common stock and five-year warrants to purchase an additional 1,023,100 shares of common stock.

The securities were offered and sold to a group of accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933. The investment group consisted of current institutional investors in the Company and certain Company officers and directors. Institutional investors paid $5.67 per share, including a warrant for one-half share, which was the average of the closing bid prices of our common stock for the five-day trading period from May 26, 2005, through June 2, 2005. The Company’s officers and directors paid $6.285 per share, (including a warrant for one-half share) which was the closing bid price for our common stock on August 4, 2005, plus $0.085.

We intend to use approximately $1.1 million of the proceeds to pay down the Term Loan. The balance is expected to be used for working capital.

Concurrently with the closing of this private placement, our Senior Lender amended certain financial covenants in the New Credit Facility and waived any prior non-compliance with such covenants. We also replaced our $25 million Note with a new convertible note in the principal amount of $25.9 million (the “Replacement Note”) to cover amounts owed under an existing Registration Rights Agreement for failure to timely file a registration statement covering the shares issuable upon conversion of the Note and exercise of a warrant held by the Note holder. The failure arose from delays in the completion of the fiscal 2004 audit. In connection with the Replacement Note, we also issued a new warrant to the Note holder exercisable for an 8,276 shares of common stock in addition to the 229,886 shares issuable upon exercise of the existing warrant. The conversion price of the Replacement Note and the exercise of both the warrants is $8.70 per share and is subject to adjustment pursuant to customary anti-dilution provisions. Neither the conversion price of the Replacement Note nor the exercise price of either warrant can be reduced below $8.65 without stockholder approval. We have agreed to seek stockholder approval of the private placement following the closing which, if obtained, will reduce the conversion price of the Replacement Note and the exercise price of both warrants to $7.82 per share.

In connection with this transaction, we agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased, shares issuable upon conversion of the Replacement Note, and shares issuable upon exercise of all warrants. We further agreed to make the registration statement effective within ninety days of the transaction closing date to avoid additional penalties as detailed in the First Amendment and Restated Registration Rights Agreement.

Capital expenditures for the six months ended June 30, 2005 were $720,000. As of June 30, 2005, we had commitments of approximately $150,000 for future capital expenditures. For 2005, management expects total capital expenditures to be approximately $1,500,000.

Management believes that the proceeds from the August 5, 2005 equity financing, anticipated cash flows from operations, existing capital and the current revised credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

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

INTEREST RATE RISK

We are exposed to the risk of fluctuation in interest rates on our $38 million senior credit facility. During the quarter ended June 30, 2005, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the senior credit facility bears interest at a variable rate of 3.75% to 4.75% per annum plus the greater of 5% or JPMorgan Chase Bank’s prime rate. Interest is payable monthly. The Term Loan bears interest at the 30-day LIBOR rate plus a variable rate of 7.5% to 8.5% per annum payable monthly. The variable rates depend on our senior secured leverage ratio. We estimate that the average amount of debt outstanding under the senior credit facility for 2005 will be $26 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $260,000 for the year.

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

Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures ( as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005 and concluded that our disclosure controls and procedures were not effective as of June 30, 2005, because certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K Report”), have not been remediated.

As of June 30, 2005, the remaining unremediated material weaknesses disclosed in our 2004 Annual Report on Form 10-K are:

•	We did not have adequate access and segregation of duties controls within the accounts payable application.

•	We did not have adequate access, recalculation/control totals and change management controls relative to certain end-user computing tools (EXCEL spreadsheets). It was determined that there were no change management or access controls in place to prevent an unauthorized modification of the formulas within the spreadsheets and no recalculation/control totals to detect unauthorized changes or errors.

•	A number of information technology general control items were identified as deficiencies or significant deficiencies in the areas of Access to Programs and Data, Program Change, Program Development, and Computer Operations. A material weakness was assessed due to the aggregate of the deficiencies.

b.	Changes in Internal Control over Financial Reporting

In order to remediate the material weaknesses identified in the 2004 10-K report that remained as of March 31, 2005, we made the following changes during the fiscal quarter ended June 30, 2005 in our internal control over financial reporting:

•	A formalized system of review and approval has been established to ensure that the estimated costs to complete individual contracts are reviewed for propriety by our senior project management. The procedure ensures that all estimated cost overruns are recorded in the correct accounting period. With estimated costs to complete accurately recorded, revenue recognition will be properly reflected in our consolidated financial statements.

•	Segregation of duties controls within the payroll process was accomplished.

•	Implementation of the Perpetual Inventory System was begun at all manufacturing locations. Implementation began with the use of bar code scanning devices designed to capture the part number and accept the counted quantity from the physical inventory. When fully functional, this system will provide accurate inventory valuation. The process is ongoing and is expected to be complete by September 30, 2005.

•	A search began to add a highly skilled and experienced Information Technology professional to our staff. This individual was hired in July 2005 and has been specifically assigned the task of remediating all material weaknesses and maintaining effective internal controls in the IT area.

•	A specific schedule has been established to accommodate off site storage of system back-ups.

In light of the material weaknesses that remain as of June 30, 2005, we performed additional analysis and other post-closing procedures to ensure the Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Other than the remediation measures described above, there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c.	Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Subsequent to the filing of our quarterly report as of March 31, 2005, we have undertaken and continue to undertake, actions to remedy the material weaknesses in internal control over financial reporting described in the 2004 10-K Report. Our remediation efforts to date are described in Paragraph (b) above. Our plan to remediate those material weaknesses remaining as of June 30, 2005 is as follows:

•	Adequate access and segregation of duty controls within the accounts payable application will be implemented prior to September 30, 2005. Those individuals with the ability to initiate and record transactions will be different from those who perform key reconciliations and financial reporting.

•	Remediation of certain deficiencies in Information Technology (which in aggregate were assessed as a material weakness) is ongoing. It is estimated that remediation will be complete during the fourth quarter of 2005.

•	Prior to September 30, 2005, an independent consultant will be hired to reprogram those EXCEL spreadsheets that support significant journal entry activity. Change management and access controls will be put in place to prevent unauthorized modification of the formulas within the spreadsheet, and recalculation/control totals will be added to detect unauthorized changes or errors.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Our financial performance for the quarter ended June 30, 2005 resulted in the violation of certain financial covenants under our New Credit Facility and Note. We obtained waivers for all such covenant violations.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Number		Name of Exhibit

3.1	(1)	Certificate of Incorporation of Modtech Holdings, Inc.

3.2	(2)	Bylaws of Modtech Holdings, Inc.

10.1	(3)	Company’s 1994 Stock Option Plan.

10.2	(3)	Company’s 1996 Stock Option Plan.

10.3	(3)	Company’s 1999 Stock Option Plan.

10.4	(3)	Company’s 2004 Stock Option Plan.

10.5	(2)	Employment Agreement between the Company and Evan M. Gruber.

10.6	(2)	Employment Agreement between the Company and Michael G. Rhodes.

10.7	(3)	Separation Agreement between the Company and Evan M. Gruber.

10.8	(3)	Separation Agreement between the Company and Michael G. Rhodes.

10.9	(3)	Employment Agreement between the Company and David M. Buckley.

10.10	(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett Street property in Perris, California.

10.11	(4)	Lease between the Company and BMG2 Enterprises, relating to the property in Lathrop, California.

10.12	(5)	Credit Agreement between the Company and Wells Fargo Bank, N.A., as administrative agent, dated December 26, 2001

10.13	(6)	Securities Purchase Agreement between the Company and Investor Limited, dated December 31, 2004

10.14	(6)	Senior Subordinated Secured Convertible Note issued to the Investor Limited, dated December 31, 2004

10.15	(6)	Warrant issued to the Investor Limited, dated December 31, 2004

10.16	(6)	Registration Rights Agreement between the Company and the Investor Limited, dated December 31, 2004

10.17	(6)	Pledge and Security Agreement between the Company and the Investor Limited, dated December 31, 2004

10.18	(6)	Intercreditor Agreement, among the Company, Wells Fargo Bank, N.A. and Amphora Limited, dated December 31, 2004

10.19	(6)	Amendment and Forbearance Agreement among the Company, Wells Fargo Bank, N.A., Union Bank of California, N.A. and Comerica Bank California, dated December 29, 2004

10.20	(7)	Financing Agreement between the Company and Fortress Credit Corp. as administrative agent, dated February 25, 2005

10.21		Amendment Number 1 to Industrial Real Estate Lease between Modtech Holdings, Inc. and BMG2 Enterprises, dated July 29, 2005

10.22		Sublease between Modtech Holdings, Inc. and Boise Building Solutions Distribution, L.L.C., dated July 29, 2005

10.23	(8)	Securities Purchase Agreement with Modtech Holdings, Inc., dated August 5, 2005

10.24	(8)	First Amendment and Waiver of Financing Agreement between Fortress and Modtech Holdings, Inc. , dated August 5, 2005

10.25	(8)	First Amendment and Restated Registration Rights Agreement, dated August 5, 2005

10.26	(8)	Amended and Restated Senior Subordinated Secured Convertible Note, dated August 5, 2005

10.27	(8)	Consent, Waiver, Amendment and Exchange Agreement, dated August 5, 2005 (“Waiver”)

10.28	(8)	Form of Voting Agreement executed pursuant to Waiver

10.29	(8)	Form of Lock Up Letter executed pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.30	(8)	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.31	(8)	Warrant for 8,276 shares of common stock, dated August 5, 2005

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).
(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).
(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).
(4)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).
(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 1, 2002 (Commission File No. 000-25161).
(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).
(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on March 2, 2005 (Commission File No. 000-25161).
(8)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on August 9, 2005 (Commission File No. 000-25161).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODTECH HOLDINGS, INC.

Date: August 9, 2005	by:	/s/ DENNIS L. SHOGREN
Dennis L. Shogren Chief Financial Officer and Chief Accounting Officer

	by:	/s/ DAVID M. BUCKLEY
David M. Buckley Chief Executive Officer

EXHIBIT INDEX

Number		Name of Exhibit

3.1	(1)	Certificate of Incorporation of Modtech Holdings, Inc.

3.2	(2)	Bylaws of Modtech Holdings, Inc.

10.1	(3)	Company’s 1994 Stock Option Plan.

10.2	(3)	Company’s 1996 Stock Option Plan.

10.3	(3)	Company’s 1999 Stock Option Plan.

10.4	(3)	Company’s 2004 Stock Option Plan.

10.5	(2)	Employment Agreement between the Company and Evan M. Gruber.

10.6	(2)	Employment Agreement between the Company and Michael G. Rhodes.

10.7	(3)	Separation Agreement between the Company and Evan M. Gruber.

10.8	(3)	Separation Agreement between the Company and Michael G. Rhodes.

10.9	(3)	Employment Agreement between the Company and David M. Buckley.

10.10	(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett Street property in Perris, California.

10.11	(4)	Lease between the Company and BMG2 Enterprises, relating to the property in Lathrop, California.

10.12	(5)	Credit Agreement between the Company and Wells Fargo Bank, N.A., as administrative agent, dated December 26, 2001

10.13	(6)	Securities Purchase Agreement between the Company and Investor Limited, dated December 31, 2004

10.14	(6)	Senior Subordinated Secured Convertible Note issued to the Investor Limited, dated December 31, 2004

10.15	(6)	Warrant issued to the Investor Limited, dated December 31, 2004

10.16	(6)	Registration Rights Agreement between the Company and the Investor Limited, dated December 31, 2004

10.17	(6)	Pledge and Security Agreement between the Company and the Investor Limited, dated December 31, 2004

10.18	(6)	Intercreditor Agreement, among the Company, Wells Fargo Bank, N.A. and Amphora Limited, dated December 31, 2004

10.19	(6)	Amendment and Forbearance Agreement among the Company, Wells Fargo Bank, N.A., Union Bank of California, N.A. and Comerica Bank California, dated December 29, 2004

10.20	(7)	Financing Agreement between the Company and Fortress Credit Corp. as administrative agent, dated February 25, 2005

10.21		Amendment Number 1 to Industrial Real Estate Lease between Modtech Holdings, Inc. and BMG2 Enterprises, dated July 29, 2005

10.22		Sublease between Modtech Holdings, Inc. and Boise Building Solutions Distribution, L.L.C., dated July 29, 2005

10.23	(8)	Securities Purchase Agreement with Modtech Holdings, Inc. and 20 accredited investors dated August 5, 2005

10.24	(8)	First Amendment and Waiver of Financing Agreement between Fortress and Modtech Holdings, Inc. , dated August 5, 2005

10.25	(8)	First Amendment and Restated Registration Rights Agreement, dated August 5, 2005

10.26	(8)	Amended and Restated Senior Subordinated Secured Convertible Note, dated August 5, 2005

10.27	(8)	Consent, Waiver, Amendment and Exchange Agreement, dated August 5, 2005 (“Waiver”)

10.28	(8)	Form of Voting Agreement executed pursuant to Waiver

10.29	(8)	Form of Lock Up Letter executed pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.30	(8)	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.31	(8)	Warrant for 8,276 shares of common stock, dated August 5, 2005

Number	Name of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).
(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).
(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).
(4)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).
(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 1, 2002 (Commission File No. 000-25161).
(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).
(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on March 2, 2005 (Commission File No. 000-25161).
(8)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on August 8, 2005 (Commission File No. 000-25161).