Form 10-Q/A
period 2005-06-30
MODTECH HOLDINGS INC
filed 2005-09-08
CIK 1075066

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

MODTECH HOLDINGS, INC.

FORM 10-Q/A

AMENDMENT NO. 1

FOR THE QUARTER ENDED JUNE 30, 2005

Explanatory Note

This Amendment No. 1 is being filed to revise footnote 7 (“Correction of Immaterial Error in Prior Periods”) to the condensed consolidated financial statements set forth in Part 1, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 (the “Original Report”). No other items or disclosures in the Original Report are being revised or amended. This Amendment No. 1 does not reflect events occurring after June 30, 2005 and, except as specifically set forth above, does not update any information set forth in the Original Report.

Modtech Holdings, Inc.

MODTECH HOLDINGS, INC.

FORM 10-Q/A

AMENDMENT NO. 1

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

MODTECH HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7) Correction of Immaterial Error in Prior Periods

Upon the completion and filing of our federal income tax return for the year ended December 31, 2004, our overall income tax receivable was determined to be understated by approximately $646,000. This error originated from not recording deferred taxes, primarily for covenants not to compete, as part of the 1999 merger with SPI Holdings, Inc and not recording the changes in those deferred taxes prior to 2003. Accordingly, we have revised beginning retained earnings in the accompanying financial statements to reflect the correction of this error. The impact of this correction was an increase in our income tax receivable and retained earnings as of January 1, 2003. The correction of $646,000 had the following effect on the accompanying balance sheets:

	2004		2003
	As Reported	As Corrected	As Reported	As Corrected
Income tax receivable	$4,231,000	$4,877,000	$1,252,000	$1,898,000
Retained earnings	8,208,000	8,854,000	26,975,000	27,621,000
Shareholders’ equity	91,928,000	92,574,000	106,374,000	107,020,000

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

MODTECH HOLDINGS, INC.

Date: September 8, 2005	by:	/s/ DENNIS L. SHOGREN
Dennis L. Shogren Chief Financial Officer and Chief Accounting Officer

	by:	/s/ DAVID M. BUCKLEY
David M. Buckley Chief Executive Officer

EXHIBIT INDEX

Number		Name of Exhibit

3.1	(1)	Certificate of Incorporation of Modtech Holdings, Inc.

3.2	(2)	Bylaws of Modtech Holdings, Inc.

10.1	(3)	Company’s 1994 Stock Option Plan.

10.2	(3)	Company’s 1996 Stock Option Plan.

10.3	(3)	Company’s 1999 Stock Option Plan.

10.4	(3)	Company’s 2004 Stock Option Plan.

10.5	(2)	Employment Agreement between the Company and Evan M. Gruber.

10.6	(2)	Employment Agreement between the Company and Michael G. Rhodes.

10.7	(3)	Separation Agreement between the Company and Evan M. Gruber.

10.8	(3)	Separation Agreement between the Company and Michael G. Rhodes.

10.9	(3)	Employment Agreement between the Company and David M. Buckley.

10.10	(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett Street property in Perris, California.

10.11	(4)	Lease between the Company and BMG2 Enterprises, relating to the property in Lathrop, California.

10.12	(5)	Credit Agreement between the Company and Wells Fargo Bank, N.A., as administrative agent, dated December 26, 2001

10.13	(6)	Securities Purchase Agreement between the Company and Investor Limited, dated December 31, 2004

10.14	(6)	Senior Subordinated Secured Convertible Note issued to the Investor Limited, dated December 31, 2004

10.15	(6)	Warrant issued to the Investor Limited, dated December 31, 2004

10.16	(6)	Registration Rights Agreement between the Company and the Investor Limited, dated December 31, 2004

10.17	(6)	Pledge and Security Agreement between the Company and the Investor Limited, dated December 31, 2004

10.18	(6)	Intercreditor Agreement, among the Company, Wells Fargo Bank, N.A. and Amphora Limited, dated December 31, 2004

10.19	(6)	Amendment and Forbearance Agreement among the Company, Wells Fargo Bank, N.A., Union Bank of California, N.A. and Comerica Bank California, dated December 29, 2004

10.20	(7)	Financing Agreement between the Company and Fortress Credit Corp. as administrative agent, dated February 25, 2005

10.21		Amendment Number 1 to Industrial Real Estate Lease between Modtech Holdings, Inc. and BMG2 Enterprises, dated July 29, 2005

10.22		Sublease between Modtech Holdings, Inc. and Boise Building Solutions Distribution, L.L.C., dated July 29, 2005

10.23	(8)	Securities Purchase Agreement with Modtech Holdings, Inc. and 20 accredited investors dated August 5, 2005

10.24	(8)	First Amendment and Waiver of Financing Agreement between Fortress and Modtech Holdings, Inc. , dated August 5, 2005

10.25	(8)	First Amendment and Restated Registration Rights Agreement, dated August 5, 2005

10.26	(8)	Amended and Restated Senior Subordinated Secured Convertible Note, dated August 5, 2005

10.27	(8)	Consent, Waiver, Amendment and Exchange Agreement, dated August 5, 2005 (“Waiver”)

10.28	(8)	Form of Voting Agreement executed pursuant to Waiver

10.29	(8)	Form of Lock Up Letter executed pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.30	(8)	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.31	(8)	Warrant for 8,276 shares of common stock, dated August 5, 2005

Number	Name of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).
(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).
(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).
(4)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).
(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 1, 2002 (Commission File No. 000-25161).
(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).
(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on March 2, 2005 (Commission File No. 000-25161).
(8)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on August 8, 2005 (Commission File No. 000-25161).