Form 10-K/A
period 2003-12-31
MODTECH HOLDINGS INC
filed 2005-10-14
CIK 1075066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

MODTECH HOLDINGS, INC.

FORM 10-K/A

AMENDMENT NO. 1

FOR THE YEAR ENDED DECEMBER 31, 2003

Explanatory Note

This Amendment No. 1 is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2003 to include the information set forth below in Part III, Items 10 through 14. This information was previously set forth in our Proxy Statement filed on April 30, 2004. Our Annual Report for the period ended December 31, 2003 was originally filed with the Securities and Exchange Commission on March 15, 2004 (the “Original Report”). No other items or disclosures in the Original Report are being revised or amended. Except as specifically set forth in Part III, Items 10 through 14 below, this Amendment No. 1 does not reflect events occurring after December 31, 2003 or update any information set forth in the Original Report.

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

(a) Board of Directors

Our current directors are as follows:

Evan M. Gruber, age 50, joined the Company’s predecessor, Modtech, Inc. in January 1989 as its Chief Financial Officer and was elected Chief Executive Officer in January 1990. Prior to joining Modtech, Inc., Mr. Gruber, who is a certified public accountant, founded his own public accounting firm in Costa Mesa, California in 1978. Mr. Gruber serves on the Board of Directors of Virco Mfg. Corporation.

Robert W. Campbell, age 47, who was elected to the Board of Directors of Modtech, Inc. in 1991, is the Managing Director of Corporate Finance at L.H. Friend, Weinress, Frankson & Presson, LLC. From 1993 to 1995, Mr. Campbell was Senior Vice President—Investment Banking at Baraban Securities, Incorporated. From 1982 to 1993, Mr. Campbell was employed by the Seidler Companies, Inc. as Senior Vice President—Corporate Finance.

Daniel J. Donahoe III, age 70, who was elected to the Board of Directors of Modtech, Inc. in 1998, is co-founder and President of Red Rock Resorts, which operates special, unique boutique resorts in the Western United States. He also serves as Chairman of Daybreak Investments, a privately-held investment company. Mr. Donahoe has been actively involved in the commercial and residential real estate market in the southwest over the past 30 years.

Stanley N. Gaines, age 69, has been a director of the Company since August 2000. Mr. Gaines served as the Chairman and CEO of GNB Incorporated from 1982 to 1988. He was Sr. Vice President International from 1981 through 1983 and Group Vice President, Batteries from 1971 through 1981 for Gould Incorporated. Mr. Gaines serves on the board of directors of Students in Free Enterprise.

Charles R. Gwirtsman, age 50, has been a director of the Company since February 1999. He is Managing Director of KRG Capital Partners, LLC, a middle-market private equity firm. Prior to joining KRG Capital in 1996, Mr. Gwirtsman served as Senior Vice President of FCM Fiduciary Capital Management Company, the manager of two mezzanine debt funds, from January 1994 to June 1996. Prior to this, Mr. Gwirtsman was employed as a Corporate Vice President at PaineWebber, Incorporated from 1988 to 1993 as a member of the Private Finance Group. Mr. Gwirtsman serves on the Board of Directors of a number of privately held companies.

Charles C. McGettigan, age 59, has been a director of Modtech, Inc. since June 1994. Mr. McGettigan is a co-founder and managing director of the investment banking firm of McGettigan, Wick & Co., Inc. and a co-founder and general partner of Proactive Investment Managers, L.P., the general partner of Proactive Partners, L.P., a merchant banking fund. Prior to founding McGettigan, Wick & Co., Inc., he was a Principal, Corporate Finance of Hambrecht & Quist and a Senior Vice President of Dillon, Read & Co. Mr. McGettigan serves on the boards of directors of Cuisine Solutions, Inc., Onsite Energy, PMR Corporation, Sonex Research Corporation and Tanknology-NDE.

Michael G. Rhodes, age 43, became a director of the Company in 2001. Mr. Rhodes joined the Company’s predecessor, Modtech, Inc. in 1988 and was its controller through 1992. In 1993 he was elected Chief Financial Officer, and in 1996 was elected Chief Operating Officer. Mr. Rhodes was elected President in 2001. Prior to joining Modtech, Inc., Mr. Rhodes worked for a public accounting firm.

Myron A. Wick III, age 60, became a director of Modtech, Inc. in June 1994. Mr. Wick is currently a managing director and co-founder of McGettigan, Wick & Co., Inc., an investment banking firm formed in 1988, and a general partner of Proactive Investment Managers, L.P., the general partner of Proactive Partners, L.P., a merchant banking fund formed in 1991. Mr. Wick is a director of Sonex Research Corporation, Story First Communications and Tanknology-NDE.

Our directors are elected annually to serve until the next annual meeting of shareholders, or until their successors are duly elected and qualified.

Mr. Gruber and Mr. Rhodes are the only directors employed by the Company. There is no family relationship between any director and any other director or executive officer of the Company. There are no arrangements or understandings between any director and any other person(s) pursuant to which he was or is to be selected a director. The Board of Directors has determined that Robert W. Campbell, Daniel J. Donahoe III, Stanley N. Gaines and Charles R. Gwirtsman are “independent” as defined in the Nasdaq listing standards.

The Board has established an Audit Committee, which is comprised of Messrs. Campbell, Donahoe and Gaines, a Compensation Committee, which is comprised of Messrs. McGettigan, Gwirtsman and Wick and a Nominating Committee, which is comprised of Messrs. Gruber, Gwirtsman and McGettigan. The Board of Directors has determined that each of the committee members meets the independence requirements of the Nasdaq Stock Market and that Robert W. Campbell is an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules.

(b) Executive Officers

The executive officers of the Company are Evan M. Gruber, Chief Executive Officer; Michael G. Rhodes, President and Chief Operating Officer, Shari Walgren Smith, Executive Vice President, Treasurer and Secretary and Dennis L. Shogren, Chief Financial Officer. The business experience of Mr. Gruber and Mr. Rhodes is set forth above under the heading “Board of Directors”. Ms. Walgren Smith joined the Company in 1999 as its Chief Financial Officer and Secretary. In 2003, Ms. Walgren Smith became the Company’s Executive Vice President and Treasurer. Prior to joining the Company, Ms. Walgren Smith, who is a certified public accountant, worked for a public accounting firm, KPMG, LLP, from 1994 to 1999. Mr. Shogren joined the Company in 2003 as its Chief Financial Officer. Prior to joining the Company, Mr. Shogren worked for Haskel International from 2001 to 2003 and for Ameron International from 1997 to 2001.

Subject to the terms of applicable employment agreements, officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings by or between any executive officer and any other person(s) pursuant to which he or she was or is to be selected as an officer of the Company.

(c) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission, and to furnish the Company with copies of all such forms which they file.

To the Company’s knowledge, based solely on the Company’s review of such reports or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Company believes that during the year ended December 31, 2003 filing requirements applicable to the officers and directors of the Company and other persons subject to Section 16 of the Exchange Act were complied with.

(d) Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. This code is publicly available on the Company website at www.modtech.com.

ITEM 11.	EXECUTIVE COMPENSATION

(a) Director Compensation

Each non-employee director is paid an annual retainer of $10,000 plus $1,000 for each board and board committee meeting attended and $1,000 for each committee chairperson. Additionally, the Chairman of the Board is paid $10,000 per month. Each non-employee director is granted an option to purchase 20,000 shares of Common Stock, with 25% vesting over a 4-year period of service on the Board of Directors. The Company reimburses the expenses of its non-employee directors in attending Board meetings. No compensation is paid to any of the employee directors for any services provided as a director.

(b) Compensation of Executive Officers

The following table summarizes the annual and long term compensation paid by the Company during fiscal years ended December 31, 2001, 2002 and 2003 to those persons who were (i) the Chief Executive Officer during the last fiscal year and (ii) each additional executive officer at the end of the last fiscal year whose total compensation exceeded $100,000 during the year ended December 31, 2003.

Summary Compensation Table

Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $	Restricted Stock Awards $	Securities Underlying Options/SARS #	LTIP Payouts	All Other Compensation $(1)
Evan M. Gruber Chief Executive Officer and Director	2003 2002 2001	465,000 440,000 399,150	55,219 167,086 199,834	— — —	— — —	59,994 66,667 248,410	— — —	6,000 5,750 5,250

Michael G. Rhodes President, Chief Operating Officer and Director	2003 2002 2001	325,000 294,500 277,250	38,594 111,644 138,732	— — —	— — —	40,148 44,621 172,546	— — —	6,000 5,750 5,250

Shari Walgren Smith Executive Vice President, Treasurer and Secretary	2003 2002 2001	152,197 140,250 132,590	18,406 53,164 66,611	— — —	— — —	19,120 21,250 24,107	— — —	6,000 5,750 5,250

Dennis L. Shogren Chief Financial Officer (2)	2003	83,654	6,234	—	—	25,000	—	—

(1)	The figures shown in the column designated “All Other Compensation” represent the executive officer’s share of the Company’s contribution to the 401(k) plan, see “401(k) Plan.”

(2)	Mr. Shogren joined the Company in 2003.

(c) Employment Agreements

The Company entered into employment agreements in December 2003 with Mr. Gruber and Mr. Rhodes. These agreements are for one year each, provide for early severance payments of between one and two years salary and include, among other provisions, base annual salary of $465,000 for Mr. Gruber and $325,000 for Mr. Rhodes. Each individual is entitled to earn bonuses of up to 100% of annual base salary. The bonuses include a stock option component and a cash component which is based on performance.

(d) 401(k) Plan

Under the Company’s 401(k) Plan, officers and other employees of the Company may elect to defer up to 12% of their compensation, subject to limitations under the Internal Revenue Code. The Company makes contributions on a 50% matching basis. Amounts deferred are deposited by the Company in a trust account for distribution to employees upon retirement, attainment of age 59 1/2, permanent disability, death, termination of employment or the occurrence of conditions constituting extraordinary hardship. For the year ended December 31, 2003, the Company contributed $6,000 each as matching contributions for the accounts of Mr. Gruber, Mr. Rhodes and Ms. Walgren Smith.

(e) Equity Compensation Plan Information

Refer to Item 5 for equity compensation plan information.

The following table sets forth certain information regarding options granted by the Company during the year ended December 31, 2003 to the executive officers of the Company identified in the Summary Compensation Table set forth above:

Options Granted in Fiscal Year 2003

Name of Optionee	No. of Shares Subject to Options Granted (1)	% of Total Options Granted to Employees	Exercise Price (2)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (3)
					5%	10%
Evan M. Gruber	59,994	13%	$9.70	1/01/2013	$365,980	$927,465
Michael G. Rhodes	40,148	9%	$9.70	1/01/2013	$244,914	$620,660
Shari Walgren Smith	19,120	4%	$9.70	1/01/2013	$116,637	$295,582
Dennis L. Shogren	25,000	5%	$9.41	6/02/2013	$147,947	$374,928

(1)	Options are exercisable starting 12 months after the grant date with 25% vesting each year. Options are for a period of 10 years, but are subject to earlier termination in connection with the termination of employment.

(2)	The exercise price is the market price of a share of the Company’s Common Stock on the date of grant.

(3)	On December 31, 2003, the closing price for a share of the Company’s Common Stock was $8.41.

The following table sets forth information regarding options exercised during the year ended December 31, 2003 by the executive officers of the Company identified in the Summary Compensation Table set forth above, as well as the aggregate value of unexercised options held by such executive officers at December 31, 2003. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options.

Aggregated Option Exercises Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Unexercised Options at Fiscal Year End		Value of Unexercised in-the-money Options at Fiscal Year End ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Evan M. Gruber	50,000	$295,000	726,768	248,249	$1,918,842	$231,902
Michael G. Rhodes	—	—	395,596	169,922	709,959	161,702
Shari Walgren Smith	—	—	89,615	51,526	50,608	29,677
Dennis L. Shogren	—	—	—	25,000	—	—

(1)	Calculated based on the closing price of the Company’s Common Stock as reported on the NASDAQ National Market System on December 31, 2003, which was $8.41 per share.

(f) Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended December 31, 2003 were Charles R. Gwirtsman, Charles C. McGettigan and Myron A. Wick III. Neither Mr. Gwirtsman nor Mr. Wick has ever been an officer or employee of ours or any of our subsidiaries. None of the executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) or another entity during 2003.

(g) Compensation Committee Report

It is the policy of the Company’s Compensation Committee to establish compensation levels for the executive officers, which reflect the Company’s overall performance and their performance, responsibilities and contributions to the long-term growth and profitability of the Company. The committee determines compensation of the executive officers, including the chief executive officer, based on its evaluation of the Company’s overall performance, including various quantitative factors, primarily the Company’s financial performance, sales and earnings against the Company’s operating plan, as well as various qualitative factors such as new product development, the Company’s product and service quality, the extent to which the executive officers have contributed to forming a strong management team and other factors which the committee believes are indicative of the Company’s ongoing ability to achieve its long-term growth and profit objectives. The Compensation Committee has and may continue to rely on reports from compensation consultants in this matter.

The principal component of the compensation of the executive officers is their base salaries. The committee also retains the discretion to award bonuses based on corporate or individual performance. The committee evaluates the practices of various industry groups, market data, including data obtained from time to time from outside compensation consultants, and other economic information to determine the appropriate ranges of base salary levels which will enable the Company to retain and incentivize the executive officers. Throughout the year, the committee members review the corporate and individual performance factors described above. The committee, based upon its review of performance for the previous year and its review of the Company’s operating plan, establishes salary levels and awards any bonuses to the executive officers, including the chief executive officer.

The Compensation Committee also considers grants of stock options for the Company’s key employees, including executive officers. The purpose of the stock option program is to provide incentives to the Company’s management to work to maximize stockholder value. The option program also utilizes vesting periods to encourage key employees to continue in the employ of the Company. Individual amounts of annual stock option grants are derived based upon review of competitive compensation practices with respect to the same or similar executive positions, overall corporate performance and individual performance.

Charles R. Gwirtsman	Charles C. McGettigan	Myron A. Wick III

(h) Stock Performance Graph

The graph set forth below compares the stock price of the Company since January 1, 1999 against (1) the S&P 500, and (2) the composite of the companies listed by CoreData in its non-residential building construction (“Peer Group”). The graph is based upon information provided to the Company by CoreData.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG MODTECH HOLDINGS, INC.,

S&P 500 INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON JAN. 1, 1999

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2003

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Principal Holders of Voting Securities

The following table sets forth information regarding the ownership of the Company’s Common Stock as of April 15, 2004, by (i) each of the current directors and nominees for election as a director of the Company, (ii) each person or group known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding Common Stock, and (iii) all current directors and executive officers of the Company as a group. Except as otherwise noted and subject to community property laws where applicable, each beneficial owner has sole voting and investment power with respect to all shares shown as beneficially owned by them. Except as otherwise indicated, the address of each holder identified below is in care of the Company, 2830 Barrett Avenue, Perris, California 92571.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (1)
Evan M. Gruber (2)	863,469	5.9%

Michael G. Rhodes (3)	450,605	3.2

Shari Walgren Smith (4)	110,149	*

Dennis L. Shogren (5)	6,250	*

Daniel J. Donahoe III (6)	31,400	*

Robert W. Campbell (7)	46,317	*

Stanley N. Gaines (8)	121,000	*

Charles R. Gwirtsman (9)	347,183	2.5

Charles C. McGettigan (10) (15)	129,081	*

Myron A. Wick III (11) (15)	131,955	1.0

Jon D. Gruber (12) (15)	3,125,322	22.6

Gruber & McBaine Capital Management (13)	2,930,811	21.2

J. Patterson McBaine (14) (15)	2,968,284	21.4

Third Avenue Management LLC (16)	2,004,836	14.5

Rutabaga Capital Management LLC (17)	941,170	6.8

Dimensional Fund Advisors, Inc. (18)	868,922	6.3

Royce & Associates LLC (19)	694,891	5.0

All directors and executive officers as a group (10 people) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11)	2,147,520	14.1

*	Less than one percent.

(1)	In calculating beneficial and percentage ownership, all shares of Common Stock which a named stockholder will have the right to acquire within 60 days of the record date for the Annual Meeting upon exercise of stock options are deemed to be outstanding for the purpose of computing the ownership of such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder. As of April 15, 2004, an aggregate of 13,847,322 shares of Common Stock were outstanding. This does not give effect to the potential issuance of 3,299,543 shares issuable upon exercise of options granted or which may be granted under the Company’s stock option plans. See “Election of Directors—Stock Options.”

(2)	Includes 669,968 shares issuable upon exercise of stock options, but does not include 253,505 shares issuable upon exercise of stock options which have been granted but currently are not exercisable. Evan M. Gruber and Jon D. Gruber are not related.

(3)	Includes 439,426 shares issuable upon exercise of stock options, but does not include 174,398 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(4)	Includes 110,149 shares issuable upon exercise of stock options, but does not include 54,030 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(5)	Includes 6,250 shares issuable upon exercise of stock options, but does not include 41,045 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(6)	Includes 31,400 shares issuable upon exercise of stock options, but does not include 15,000 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(7)	Includes 36,947 shares issuable upon exercise of stock options, but does not include 15,000 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(8)	Includes 15,000 shares issuable upon exercise of stock options, but does not include 5,000 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(9)	Includes 132,669 shares held by Capital Resources Growth, Inc., an entity of which Mr. Gwirtsman is the sole stockholder, and 189,514 shares held directly by Mr. Gwirtsman and his wife and trusts formed for the benefit of their children. Also includes 25,000 shares issuable upon exercise of stock options to Mr. Gwirtsman, but does not include 15,000 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(10)	Includes 86,669 shares owned of record directly by Mr. McGettigan and 346 shares held in a trust formed for the benefit of Mr. McGettigan’s daughter. Also includes options to purchase 42,066 shares which have been granted to Mr. McGettigan for serving on the Company’s Board of Directors, but does not include 15,000 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(11)	Includes options to purchase 42,066 shares which have been granted to Mr. Wick for serving on the Company’s Board of Directors, but does not include 15,000 shares issuable upon exercise of stock options which have been granted but currently are not exercisable.

(12)	Includes 87,841 shares owned of record directly by Jon D. Gruber and all shares owned of record by Gruber & McBaine Capital Management and affiliates, of which Jon D. Gruber is a general partner. Jon D. Gruber and Evan M. Gruber are not related.

(13)	Includes 93,758 shares owned of record directly by Gruber & McBaine Capital Management, and all shares owned of record by Lagunitas Partners, Gruber & McBaine International and GMJ Investments, affiliated entities.

(14)	Includes 37,473 shares owned of record directly by Mr. McBaine, and all shares owned of record by Gruber & McBaine Capital Management and affiliates, of which Mr. McBaine is a general partner.

(15)	The address of each of Charles C. McGettigan, Myron A. Wick III, Jon D. Gruber, J. Patterson McBaine and Gruber & McBaine Capital Management is 50 Osgood Place, San Francisco, CA 94133.

(16)	The address of Third Avenue Management LLC is 767 Third Avenue, New York, NY 10017.

(17)	The address of Rutabaga Capital Management LLC is 64 Broad Street 3rd Floor, Boston, MA 02109.

(18)	The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue 11th Floor, Santa Monica, CA 90401.

(19)	The address of Royce & Associates LLC is 1414 Avenue of the Americas 9th Floor, New York, NY 10019.

(b) Equity Compensation Plan Information

See Item 5 of this report for equity compensation plan information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases one facility located in Perris, California, and the land on which the manufacturing facility is located in Lathrop, California, from general partnerships of which Mr. Gruber owns an approximate 20% interest, pursuant to standard industrial leases. Under the terms of these leases, the Company is obligated to pay aggregate annual rentals of $479,000, subject to escalation in accordance with changes in applicable cost of living indices.

Mr. Gruber owns 33% of the capital stock of Class Leasing, Inc., a California corporation, in which the Company has no ownership interest. Class Leasing purchases modular relocatable classrooms from the Company, upon standard terms and at standard wholesale prices, and leases them to third parties primarily under three-year leases, cancelable yearly. During the years ended December 31, 2001, 2002, and 2003, the Company sold modular relocatable classrooms to Class Leasing, Inc. for aggregate purchase prices of $1,604,099, $5,749,077 and $3,202,888, respectively, which represented approximately 1%, 3% and 2% of the its net sales for each of those years.

Mr. Gruber and Mr. Rhodes have personally guaranteed certain of the obligations of the Company and the repayment of amounts which surety companies may be required to expend under the terms of performance bonds issued in connection with manufacturing contracts. No payments have been made to Mr. Gruber and Mr. Rhodes for the guarantees provided by them.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Summary of Annual Audit and Tax Fees

KPMG LLP was retained to serve as the Company’s independent registered public accounting firm for the fiscal years ending December 31, 2002 and 2003. Fees billed to the Company by KPMG LLP for services rendered during fiscal year 2002 and 2003 were as follows:

	2002	2003
Audit fees:	$149,000	$167,350
Audit-related fees:	$—	$—
Tax fees*:	$90,365	$52,170
All other fees:	$—	$—

*	Tax fees primarily consist of tax compliance. The Audit Committee considered, in reliance on management and the independent registered public accounting firm, whether the provision of these services is compatible with maintaining independence with KPMG LLP. Additionally, 100% of the 2002 and 2003 fees were preapproved by the Audit Committee.

(b) Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee has adopted written pre-approval policies and procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved by category of service. The term of such pre-approval is generally 12 months, unless the Audit Committee determines otherwise. Pre-approval fee levels for all services to be provided by the independent auditor are established periodically by the Audit Committee. Any proposed services exceeding these fee levels requires specific pre-approval by the Audit Committee. The fees are budgeted, and actual fees versus the budget are monitored throughout the year. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, we will obtain the specific pre-approval of the Audit Committee before engaging the independent auditor. The policies require the Audit Committee to be informed of each service, and the policies do not include any delegation of the Audit Committee’s responsibilities to management. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to the Audit Committee no later than at its next scheduled meeting.

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

Date: October 13, 2005	MODTECH HOLDINGS, INC., a Delaware corporation

	By:	/s/ DAVID M. BUCKLEY
David M. Buckley President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ DAVID M. BUCKLEY David M. Buckley	Director, President & Chief Executive Officer (Principal Executive Officer)	October 13, 2005

/s/ ROBERT W. CAMPBELL Robert W. Campbell	Director	October 13, 2005

/s/ DANIEL J. DONAHOE Daniel J. Donahoe	Director	October 13, 2005

/s/ STANLEY GAINES Stanley Gaines	Director	October 13, 2005

/s/ CHARLES R. GWIRTSMAN Charles R. Gwirtsman	Director	October 13, 2005

/s/ CHARLES C. MCGETTIGAN Charles C. McGettigan	Director	October 13, 2005

/s/ MYRON A. WICK III Myron A. Wick III	Director	October 13, 2005

/s/ DENNIS L. SHOGREN Dennis L. Shogren	Chief Financial Officer (Principal Accounting Officer)	October 13, 2005

S-1

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Annual Report – Form 10-K/A

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