Form 10-Q
period 2005-09-30
MODTECH HOLDINGS INC
filed 2005-11-09
CIK 1075066

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

As of November 1, 2005, there were 17,054,719 shares of the Registrant’s Common Stock outstanding.

Modtech Holdings, Inc.

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (the “Company”, “Modtech”, “we” or “our”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

MODTECH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$3,502,000	$11,799,000
Restricted cash – current	5,000,000	—
Contracts receivable, net	44,106,000	38,177,000
Costs and estimated earnings in excess of billings	19,733,000	9,273,000
Inventories	12,847,000	13,603,000
Income tax receivable	221,000	4,877,000
Other current assets	1,760,000	1,938,000

Total current assets	87,169,000	79,667,000

Property and equipment, net	15,110,000	15,511,000
Other assets:
Restricted cash	12,396,000	10,000,000
Goodwill	71,903,000	71,903,000
Debt issuance costs, net	3,805,000	2,068,000
Other assets	593,000	642,000

Total assets	$190,976,000	$179,791,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,222,000	$20,284,000
Accrued liabilities	27,266,000	20,850,000
Billings in excess of costs	5,031,000	4,427,000
Current revolving credit line	2,535,000	16,900,000
Current maturities of long-term debt	10,851,000	5,000,000

Total current liabilities	72,905,000	67,461,000
Long-term debt, excluding current portion	24,337,000	19,756,000

Total liabilities	97,242,000	87,217,000

Shareholders’ equity:
Common stock, $.01 par value. Authorized 25,000,000 shares; issued and outstanding 17,054,719 and 14,479,082 in 2005 and 2004, respectively	170,000	145,000
Additional paid-in capital	96,842,000	83,575,000
Retained loss	(3,278,000)	8,854,000

Total shareholders’ equity	93,734,000	92,574,000

	$190,976,000	$179,791,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$65,576,000	$55,950,000	$174,411,000	$139,987,000
Cost of goods sold	(60,805,000)	(58,973,000)	(161,237,000)	(139,694,000)

Gross profit (loss)	4,771,000	(3,023,000)	13,174,000	293,000
Selling, general, and administrative expenses	3,710,000	6,389,000	11,150,000	10,992,000
(Gain) loss on sale of property and equipment	5,000	(137,000)	(57,000)	(757,000)

Income (loss) from operations	1,056,000	(9,275,000)	2,081,000	(9,942,000)

Other income (expense):
Interest expense, net	(2,191,000)	(464,000)	(7,028,000)	(1,448,000)
Loss on embedded derivatives	(6,112,000)	—	(4,009,000)	—
Loss on warrant derivatives	(3,500,000)	—	(3,500,000)	—
Other, net	91,000	16,000	324,000	43,000

	(11,712,000)	(448,000)	(14,213,000)	(1,405,000)

Loss before income taxes	(10,656,000)	(9,723,000)	(12,132,000)	(11,347,000)
Income tax benefit	—	(4,084,000)	—	(4,766,000)

Net loss	(10,656,000)	(5,639,000)	(12,132,000)	(6,581,000)
Basic and diluted loss per common share	$(0.66)	$(0.41)	$(0.80)	$(0.48)

Basic and diluted weighted-average shares outstanding	16,146,000	13,871,000	15,218,000	13,812,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(12,132,000)	$(6,581,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,059,000	1,748,000
Gain on sale of property and equipment	(57,000)	(757,000)
Non-cash interest expense	900,000	—
Non-cash loss on embedded derivatives	4,009,000	—
Non-cash loss on warrant derivatives	3,500,000
Accretion on convertible debt discount	793,000	—
(Increase) decrease in assets:
Contracts receivable	(5,929,000)	(13,655,000)
Costs and estimated earnings in excess of billings	(10,460,000)	(8,225,000)
Inventories	756,000	(7,824,000)
Due from affiliates	—	1,867,000
Income tax receivable	4,956,000	—
Other current and non-current assets	188,000	1,872,000
Increase (decrease) in liabilities
Accounts payable	6,938,000	19,456,000
Accrued liabilities	(3,698,000)	1,980,000
Billings in excess of costs	603,000	1,165,000

Net cash used in operating activities	(7,574,000)	(8,954,000)

Cash flows from investing activities:
Proceeds from sale of property and equipment	109,000	2,405,000
Purchase of property and equipment	(965,000)	(1,211,000)

Net cash (used in) provided by investing activities	(856,000)	1,194,000

Cash flows from financing activities:
Net principal (payments) borrowings under revolving credit line	(21,412,000)	15,500,000
Principal payments on long-term debt	(12,104,000)	(6,250,000)
Proceeds from issuance of long-term debt	27,898,000	—
Increase in restricted cash	(7,396,000)	—
Payment of debt issuance costs	(2,313,000)	(235,000)
Series A dividend payment	—	(221,000)
Net proceeds from issuance of common stock	15,460,000	197,000

Net cash provided by financing activities	133,000	8,991,000

Net (decrease) increase in cash and cash equivalents	(8,297,000)	1,231,000
Cash and cash equivalents at beginning of period	11,799,000	1,122,000

Cash and cash equivalents at end of period	$3,502,000	$2,353,000

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

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

2) Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials	$10,991,000	$10,317,000
Work in process	1,665,000	2,188,000
Finished goods	191,000	1,098,000

	$12,847,000	$13,603,000

3) Restricted Cash

Restricted cash as of September 30, 2005 consists of $10.0 million in cash collateral required under our $25.9 million convertible note and $7.4 million in cash collateral required by a letter of credit subfacility under our new revolving credit loan (Note 4). A $5.0 million portion of the $10.0 million cash collateral is classified as short-term as defined in the convertible note agreement. The remaining restricted cash amounts are classified as long-term assets as of September 30, 2005 according to the terms of their respective contracts.

4) Debt

We have two credit facilities currently outstanding as of September 30, 2005. Our senior debt, entered into during the quarter ended March 31, 2005, consists of a credit facility totaling a maximum of $38.0 million (“New Credit Facility”) with Fortress Credit Corporation (“Senior Lender”). Our subordinated debt, issued on December 31, 2004 and amended and restated on August 5, 2005, is a $25.9 million convertible note (“Note”) with Amphora Limited.

New Credit Facility

The New Credit Facility provides for revolving credit loans in an aggregate principal amount not to exceed $17.0 million at any time (the “Revolving Credit Loan”) and a term loan in the aggregate principal amount of $21.0 million (the “Term Loan”). The Revolving Credit Loan also provides for a letter of credit subfacility in the maximum amount of $10.0 million, of which $2.5 million was outstanding as of September 30, 2005. This letter of credit subfacility is also secured by a cash collateral account, which is recorded as restricted cash on our condensed consolidated balance sheet as of September 30, 2005 (Note 3). The New Credit Facility is secured by substantially all of the assets of Modtech.

On August 5, 2005, in connection with the closing of the New Equity Issuance (Note 5), we entered into a first amendment to the New Credit Facility which amended certain financial covenants and waived any prior non-compliance with such covenants. On September 19, 2005, we entered into a second amendment to the New Credit Facility which increased the rate at which the Company can borrow funds from once to twice within any period of five consecutive business days and revised the definition of the borrowing base to include all cash and cash equivalents up to a maximum of $5.0 million. Previously, the New Credit Facility excluded the first $5.0 million of cash and cash equivalents from the borrowing base. Pursuant to this second amendment, we are required to pay down our Revolving

Credit Loan whenever our cash and cash equivalents exceed $5.0 million and we are prohibited from accumulating cash and cash equivalents in excess of $5.0 million until the Revolving Credit Loan has been paid off in full.

During the third quarter of 2005, we paid down our Term Loan by $4.9 million due to the receipt our 2004 federal income tax refund. This was a mandatory prepayment required under the terms of the Term Loan agreement. This $4.9 million principal payment reduced the long-term portion of the Term Loan and correspondingly reduced our overall maximum credit under this facility from $38.0 million to $33.1 million.

The Revolving Credit Loan bears interest per annum, payable monthly, at a variable rate of 3.75% to 4.75% plus the greater of 5% or JPMorgan Chase Bank’s prime rate. The Term Loan bears interest per annum, payable monthly, at the 30-day LIBOR rate plus a variable rate of 7.5% to 8.5%. The variable rates depend on Modtech’s senior secured leverage ratio. Principal payments in the amount of $1 million are due quarterly, with the first payment made on July 1, 2005. Both loans mature and are due and payable on February 25, 2008. As of September 30, 2005 the applicable annual interest rates for the Revolving Credit Loan, Term Loan and letter of credit subfacility were 11.5%, 12.2%, 5.5%, respectively.

The Term Loan balance totals $13.9 million as of September 30, 2005, with $4.0 million classified as current and the remaining $9.9 million classified as long-term.

Convertible Note and Embedded Derivatives

On August 5, 2005, in connection with the New Equity Issuance (Note 5), we also amended and restated our $25.0 million Note to increase the principal amount to $25.9 million to cover amounts owed under an existing Registration Rights Agreement for failure to timely file a registration statement covering the shares issuable upon conversion of the Note and exercise of a warrant held by the Note holder. The failure arose from delays in the completion of the fiscal 2004 audit. In connection with the amendment to the Note, we also issued a new warrant to the Note holder exercisable for 8,276 shares of common stock (“New Warrant”). This New Warrant is in addition to the 229,886 shares issuable upon exercise of the existing warrant.

The conversion price of the amended Note and the exercise price of both the warrants have been reduced from $8.70 per share to $8.57 and $8.56 per share, respectively, due to an adjustment pursuant to customary anti-dilution provisions resulting from the New Equity Issuance. This adjustment in the exercise price correspondingly increased the number of shares convertible on the Note to 3,022,171 shares of common stock and the total number of shares exercisable for both warrants to 242,057 shares of common stock. The conversion price of the Note and the exercise price of either warrant cannot be reduced below $8.57 and $8.56 per share, respectively, without stockholder approval. We have agreed to seek stockholder approval of the New Equity Issuance which, if obtained, will reduce the conversion price of the Note and the exercise price of both warrants to $7.82 per share. The Note holder may convert the Note or exercise either warrant at any time or from time-to-time.

The $0.9 million increase in the amended and restated Note was recorded net of a discount, including $16,000 representing the estimated fair value of the New Warrant issued and $140,000 for the value of the underlying embedded derivatives (as further described below). The New Warrant may be exercised at any time after issuance and will expire on December 31, 2009. The valuation of the New Warrant issued was determined using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 45.0%, risk free interest rate of 3.79% and a remaining contractual life of 4.4 years. The valuation of the embedded derivatives was derived by using various other valuation methods, which included Black-Scholes option pricing models. The total value of $156,000 including the embedded derivatives and the New Warrant has been deducted as an additional discount to the face value of the amended $25.9 million Note and recorded as a component of accrued liabilities as of September 30, 2005. This discount will be accreted to interest expense over the remaining term of the Note.

The Note bears interest at 7% per annum. Interest on the Note is payable quarterly in cash. The principal amount of the Note is due on December 31, 2009. The Note holder has the option to cause Modtech to redeem up to $8.33 million face amount of the Note on June 30, 2006, $9.23 million on June 30, 2007, and $8.33 million on June 30, 2008. The face amount of $8.33 million, or $6.9 million net discounted value, is therefore classified as current as of September 30, 2005, as this portion may become due and payable within one year at the option of the Note holder

The Note is secured by a first priority, perfected security interest in certain cash collateral placed in a restricted, segregated collateral account. The amount of cash collateral required to be maintained in this account is $10.0 million and is recorded as restricted cash on our condensed consolidated balance sheet as of September 30, 2005 (Note 3). The cash collateral is not accessible for use by us until such time as it is released. The cash held in the cash collateral account will be reduced as certain financial milestones are met and can be used, in part, to fund optional redemptions that may be exercised by the Note holder on June 30 of 2006, 2007 and 2008, or upon an “event of default” as defined under the Note. The Note is also secured by a second priority security interest in the assets of Modtech, subordinated only to certain senior indebtedness of Modtech, including Modtech’s New Credit Facility with our Senior Lender.

During the nine months ended September 30, 2005, $1.7 million in additional interest expense was recorded due to delayed registration of the common shares that are convertible under the Note by the Note holder. Also included in interest expense for the three and nine months ended September 30, 2005 is $268,000 and $793,000, respectively, due to non-cash accretion of the discount on the Note.

There are certain embedded derivatives associated with the Note. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the Note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with Financial Accounting Standards Board (FASB) Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. We conducted a valuation of these embedded derivatives as of March 31, 2005, June 30, 2005 and September 30, 2005 using various valuation methods, which included Black-Scholes option pricing models. Due to the increase in our stock price from $6.50 at June 30, 2005 to $9.72 at September 30, 2005 and the decrease in the exercise price of the Note from $8.70 to $8.57 (as described above), the valuation conducted as of September 30, 2005 resulted in a non-cash loss of $6,112,000 and $4,009,000 for the three and nine month periods ended September 30, 2005, respectively, with a corresponding increase in the embedded derivative liability, which is included as a component of accrued liabilities at September 30, 2005. As of September 30, 2005, the fair value of the embedded derivative liability is $8,831,000.

The discounted balance on the Note totals $21.3 million as of September 30, 2005, with $6.9 million classified as current (as described above) and the remaining $14.4 million classified as long-term.

Covenants

Our financial performance for the three and nine month periods ended September 30, 2005 resulted in the violation of certain financial covenants within our New Credit Facility and the Note. We have obtained waivers for these violations and are currently negotiating with our Senior Lender to amend the financial covenants in the New Credit Facility.

5) Private placement issuance of common stock and warrant derivatives

On August 5, 2005, we completed a private placement of equity securities (“New Equity Issuance”) pursuant to which we raised $11.6 million through the sale of 2,046,000 shares of our common stock and five-year warrants to purchase an additional 1,023,000 shares of common stock (“New Equity Warrants”).

The securities were sold to a group of accredited investors, including certain officers and directors of the Company, in reliance on an exemption from the registration requirements of the Securities Act of 1933. Investors, other than Company officers and directors, paid $5.67 per share, including a warrant for one-half share, which was the average of the closing bid prices of our common stock for the five-day trading period from May 26, 2005, through June 2, 2005. Company officers and directors paid $6.285 per share, (including a warrant for one-half share) which was the closing bid price for our common stock on August 4, 2005, plus $0.085. The New Equity Warrants are exercisable at a price of $8.00 per share, may be exercised at any time after February 5, 2006, will expire on August 5, 2010 and are subject to anti-dilution provisions that could result in the reduction of the per share exercise price and an increase in the number of shares under certain conditions, provided however that the exercise price cannot be reduced below $6.20 per share without prior shareholder approval.

The New Equity Warrants issued in connection with the New Equity Issuance required analysis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company’s own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that the New Equity Warrants are classified as a derivative liability. The warrants were therefore valued using a Black-Scholes option pricing model, resulting in a total valuation of $2.4 million as of August 5, 2005 (the date of issuance) and recorded as a reduction to additional paid-in capital from the total New Equity Issuance proceeds received and recorded as a component of accrued liabilities as of September 30, 2005. The valuation of the New Equity Warrants was determined using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 45.9%, risk free interest rate of 4.24% and a remaining contractual life of 5.0 years.

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. We valued all warrant derivative liabilities as of September 30, 2005 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility ranging from 43.1% to 46.7%, risk free interest rate ranging from 4.03% to 4.05% and a remaining contractual life ranging from 4.25 years to 4.83 years. Due primarily to the increase in our stock price from $6.50 at June 30, 2005 to $9.72 at September 30, 2005, the valuation conducted as of September 30, 2005 resulted in a non-cash loss of $3.5 million for the three and nine month periods ended September 30, 2005, with a corresponding increase in the warrant derivative liability, which is included as a component of accrued liabilities at September 30, 2005. As of September 30, 2005, the total fair value of the warrant derivative liability is $6,920,000.

Also in connection with the New Equity Issuance, a warrant was issued to a financial advisor to purchase 25,409 shares of our common stock, after an anti-dilution adjustment, as compensation for advisor services. The exercise price of this warrant is $8.56 per share. The warrant may be exercised at any time after issuance and will expire on December 31, 2009. The warrant was valued using a Black-Scholes option pricing model, resulting in a total valuation of $48,000 and was recorded as a reduction to additional paid-in capital from the proceeds received and recorded as a component of accrued liabilities as of September 30, 2005. The valuation of this advisor warrant issued was determined using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 45.0%, risk free interest rate of 3.79% and a remaining contractual life of 4.4 years. Also reducing additional paid-in capital from the proceeds received of $11.6 million were direct equity issuance costs totaling $312,000.

Approximately $1.1 million and $7.4 million of the proceeds from the New Equity Issuance were used to pay down the Term Loan and the Revolving Credit Loan, respectively. The balance is to be used for working capital.

Concurrently with the closing of the New Equity Issuance, our Senior Lender amended certain financial covenants in the New Credit Facility and waived any prior non-compliance with such covenants and we also amended and restated our $25.0 million Note to increase the principal amount to $25.9 million (Note 4).

In connection with the New Equity Issuance, we agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased, shares issuable upon conversion of the Note, and shares issuable upon exercise of all warrants. We further agreed to make the registration statement effective within ninety days of the transaction closing date to avoid additional penalties as detailed in the First Amendment and Restated Registration Rights Agreement (Note 8).

6) Stock Options Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, “Accounting for Stock-Based Compensation” – as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net loss and basic and diluted loss per common share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss
As reported	$(10,656,000)	$(5,639,000)	$(12,132,000)	$(6,581,000)
Deduct stock-based compensation expense determined under fair-value based method, net of tax	(108,000)	(96,000)	(306,000)	(314,000)

Pro forma	$(10,764,000)	$(5,735,000)	$(12,438,000)	$(6,895,000)

Basic and diluted loss per common share
As reported	$(0.66)	$(0.41)	$(0.80)	$(0.48)
Pro forma	$(0.67)	$(0.41)	$(0.82)	$(0.50)

The per share weighted-average fair value of stock options granted during the three month period ended September 30, 2005 was $3.01. There were no stock options granted during the three months ended September 30, 2004. The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2005 and 2004 were $3.11 and $3.84, respectively. The fair value of stock options on the date of grant was estimated using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected dividend yield	0%	—	0%	0%
Average risk-free interest rate	4.03%	—	3.9%	3.2%
Volatility factor	41.17%	—	42.05%	57.7%
Expected life	4 years	—	4 years	4 years

7) Liquidity

We have experienced net losses and negative operating cash flows during the three and nine month periods ended September 30, 2005. To continue to fund our working capital, capital expenditures and debt service requirements for the next twelve months will require improvements in our operating results and operating cash flow. We are currently in discussions with our Senior Lender to amend the financial covenants in our New Credit Facility to reflect the prior losses and new financial projections. We are aggressively pursuing improvements in our cash flow and operating results, including specific steps directed at conserving cash, increasing margins and reducing costs. Although management believes that its efforts will succeed in enabling us to meet our cash requirements and improve our financial position, there can be no assurances that we will be successful.

8) Subsequent Events

In connection with the the New Equity Issuance transaction, we agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased, shares issuable upon conversion of the Note, and shares issuable upon exercise of all warrants. We further agreed to make the registration statement effective within ninety days of the transaction closing date to avoid additional penalties as detailed in the First Amendment and

Restated Registration Rights Agreement. We failed to make the registration statement effective within the required ninety day period. This failure has arisen due to final resolution of some remaining registration statement comments by the Securities and Exchange Commission (“SEC”). However, on November 9, 2005, we were granted a two week extension to file an effective registration statement with the SEC by November 23, 2005. Therefore, if we fail to file an effective registration statement with the SEC by November 23, 2005, effective on November 24, 2005, unless another requested waiver is granted, we may incur a $375,000 penalty and continue to accrue penalties at the rate of approximately $25,000 per day until the registration statement becomes effective. We are working as quickly as possible with the SEC to resolve the outstanding issue surrounding the effectiveness of the registration statement.

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

Forward Looking Statements

This quarterly report contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are intended to be subject to the safe harbor protection within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including the Notes to the Unaudited Condensed Consolidated Financial Statements and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” describe factors, among others, that could contribute to or cause such differences. In addition, the accuracy of such forward looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: the ability to adequately pass through to customers unanticipated future increases in raw material costs; an unanticipated change in the types of modular buildings required by our customers; and declines in available funding for modular construction and other risks and uncertainties that are described elsewhere in this report and in our other filings with the Securities and Exchange Commission, including our reports on Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, there is no assurance that our expectations will be attained. We will not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) has requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management continually evaluates its estimates and assumptions including those related to our most critical accounting policies. Management bases its estimates and assumptions on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Changes in economic conditions could have an impact on these estimates and our actual results. Management believes that the following may involve a higher degree of judgment or complexity:

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

Accrual for Worker’s Compensation Reserve

We are self-insured for workers compensation under a high deductible program. Management bases its accrual estimate on input from the insurance carrier which includes information regarding open and closed cases, historical costs associated with those claims, certain developed costs and an estimate of Incurred But Not Reported claims. Actual costs often vary from the estimates recorded on our consolidated financial statements.

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

Valuation of the Embedded and Warrant Derivatives

The valuation of our embedded derivatives, associated with our $25.9 million senior subordinated convertible note (“Note”), and our warrant derivates, associated primarily with 1,023,000 warrant shares issued in connection with our $11.6 private equity placement on August 5, 2005, are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the Note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with FASB Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period

To determine the fair value of our embedded and warrant derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provision of this statement shall be applied prospectively. We do not expect adoption of this statement to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision to Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB No. 25. This statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first calendar quarter of 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have not yet determined the method of adoption or the effect of adopting SFAS 123R; however, we believe the adoption of SFAS 123R may have a material effect on our financial results during the period of adoption. We have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and SFAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principal in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principal is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not believe that adoption of this standard will have an impact on our consolidated financial statements.

Company Overview

Modtech manufactures and sells modular relocatable classrooms and commercial and light industrial modular buildings. We are a leading provider of modular classrooms in the State of California and a significant provider of such classrooms in a number of other states. We are also a significant provider of commercial and light industrial modular buildings in California, Nevada, Arizona, New Mexico, Utah, Colorado, Texas, Florida and other neighboring states. We continue to expand our classroom offerings in all locations in response to the increasing demand for new classroom products.

In California, we market and sell our modular classrooms to school districts. Virtually all of our classroom sales are dependent upon public funding. Such funding is based on annual allocations from the State’s budget which is determined by educational policies that are subject to political concerns.

The modular relocatable classroom industry is highly competitive with the market divided among a number of privately-owned companies whose share of the market is smaller than ours. This industry is experiencing a significant downturn. Two of our major competitors, Aurora Modular Industries and Turn Key Schools, both located in Perris, California, discontinued operations in 2004.

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

Significant Operating Losses and Negative Operating Cash Flow – Liquidity

Although we had operating income during the three-month and nine-month periods ended September 30, 2005, we experienced a net loss of $12.1 million for the nine month period ended September 30, 2005 and a net decrease in cash and cash equivalents of $8.3 million for the period. Approximately 62% of the net loss for the nine month period ended September 30, 2005 is attributable to a $4.0 million non-cash loss for the embedded derivative liability on our convertible note and a $3.5 million non-cash loss on our warrant derivative liabilities. These non-cash losses resulted primarily from the increase in our stock price during the period which caused a corresponding increase in the embedded and warrant derivative liabilities. The remaining losses are attributable to the high costs of servicing our debt, totaling $7.0 million for the nine month period ended September 30, 2005, of which $1.7 million was due to penalties resulting from the delay in the filing an effective registration statement with the SEC. We may experience future losses that could adversely affect our liquidity and ability to obtain bonding.

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

Concentration of Customers

We receive a significant portion of our revenues from the sale of classrooms to California school districts, to leasing companies that lease to such school districts and to a small number of independent dealers. Historically, certain California school districts, certain leasing companies and certain independent dealers have individually accounted for 10% or more of our consolidated revenues in certain quarters or represented 10% or more of our net accounts receivable on any given date. The loss of any significant customer, the failure to collect a significant receivable from a significant customer, any material reduction in orders by a significant customer or the cancellation of a significant customer order could significantly reduce our revenues and consequently harm our financial condition and our ability to fund our operations and service our debt.

Raw Material Price Increases

The cost of raw materials represents a significant portion of our operating expenses. As a result of domestic and international events, the prices of raw materials we use in our operations fluctuate and have significantly increased in recent years. We are not always able to obtain the right in our contracts to pass through raw material price increases to our customers. Should we experience significant increases in the price of raw materials as we did in 2004, our profitability could be adversely affected.

Change in Product Demand

Prior to 2002, the demand from school districts was mostly for standardized buildings which we were experienced in assembling in our factories. In the last three years, the demand shifted to more complex customized buildings which required more on-site work. Initially, we were not as experienced in this type of work as we were in the factory construction of standardized buildings. In some cases, this resulted in inefficiencies on our part. We believe we now have sufficient expertise and experience to handle the current demand for customized buildings, but should the type of buildings demanded by our customers change again, we may, for a time, experience inefficiencies that could reduce profitability.

Plant Closure

We closed our plant in Lathrop, California on April 30, 2005. The effect of this closure will increase our transportation costs for jobs in Northern California. This increase in costs could reduce our ability to obtain future work in Northern California or reduce our profit margins on such work. If we are unable to effectively integrate our former operations at Lathrop into our remaining plants, it could have a material adverse effect on our overall operations.

Low Barriers in the Commercial Buildings Market

Barriers to entry into the modular classroom and commercial and light industrial modular building markets consist primarily of access to capital, the availability of a qualified labor pool, the nature of the bidding process, the level of performance bonding required, and the industry’s regulated environment. In the California market, for example, the state approves the designs and plans for classrooms sold to California schools and the time required to complete the approval process also creates a barrier to entry. However, manufacturers of other modular buildings, including housing and classrooms, who possess a skilled work force and manufacturing facilities, could easily adapt their manufacturing facilities to produce modular structures, and might choose to do so, during an economic downturn in their industry. In addition, most of the other states we do business in do not require state approval of the designs and plans for classrooms. We expect continued competition from existing competitors as well as competition from new entrants into the modular building market. Our ability to compete successfully depends on several factor, including:

•	maintaining high product quality;

•	ability to deliver products on a timely basis;

•	pricing policies of our competitors;

•	success in designing and manufacturing new products;

•	performance of competitors’ products;

•	marketing, manufacturing and distribution capability; and

•	financial strength.

To the extent our products achieve market success, competitors typically seek to offer competitive products or lower prices, which, if successful, could reduce our market share, harm our ability to compete successfully and reduce our revenue and margins which could harm our business, results of operations and financial condition.

Remediation of Material Weakness in Internal Controls

Management through, in part, the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2004. We have taken certain actions to remediate those material weaknesses. We do not expect to complete our remediation before the fourth quarter of 2005. If we fail to complete our remediation or if we complete the remediation but fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could prevent us from reporting our financial results on a timely and accurate basis or cause investors to lose confidence in our reported financial information.

In addition to the foregoing, other risks and uncertainties that may affect our future operations are described in our other filings with the Securities and Exchange Commission, including, without limitation, our reports on Form 10-K. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

Overview of Three Months ended September 30, 2005

Revenues were $65.6 million for the quarter ended September 30, 2005, an increase of $9.6 million or 17.2%, compared to $56.0 million in revenue for the three months ended September 30, 2004. Key factors which impacted demand for our products include an increase in shipments of commercial buildings and school classrooms in Florida due to hurricanes in 2004 and 2005 and increased demand for barracks facilities on military bases.

Gross profit improved to 7.3% for the three month period ended September 30, 2005 as compared to a gross loss of 5.4% for the three month period ended September 30, 2004. The gross loss for the three month period ended September 30, 2004 was primarily caused by a $3.1 million charge for projected cost overruns on two major projects for which we recognized a future loss. The improvement in gross profit is due to increased sales volume and the commencement of work on higher margin projects, particularly in the California classroom market.

As of September 30, 2005, the backlog of sales orders was approximately $115.0 million, down from approximately $149.3 million at September 30, 2004. The decrease in backlog was due to an increase in sales to school districts outside of California where the sales cycle is typically much faster, a decrease in manufacturing time and the cancellation and/or postponement of projects with certain California school districts totaling approximately $12.7 million. The cancellations and postponements were due, in part, to budget constraints in these districts. Backlog that will be converted to sales during the last three months of the current fiscal year is approximately $50.0 million. The rate of booking new contracts varies month to month, and customer changes in delivery schedules occur. For these reasons, among others, our backlog as of any particular date may not be representative of actual sales for any succeeding period.

The backlog by region as of September 30, 2005 was as follows: California—$96.9 million; Arizona—$5.0 million; Texas—$4.9 million; and Florida—$8.2 million.

Results of Operations for the Three and Nine Months Ended September 30, 2005

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percent of net sales.

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit (loss)	7.3	(5.4)	7.6	0.2
Selling, general and administrative expenses	5.6	11.4	6.4	7.8
(Gain) loss on sale of property and equipment	0.0	(0.2)	0.0	(0.5)
Income (loss) from operations	1.6	(16.6)	1.2	(7.1)
Interest expense, net	(3.3)	(0.8)	(4.0)	(1.0)
Loss on embedded derivatives	(9.3)	—	(2.3)	—
Loss on warrant derivatives	(5.3)	—	(2.0)	—
Loss before income taxes	(16.2)	(17.4)	(7.0)	(8.1)
Income tax benefit	—	(7.3)	—	(3.4)
Net loss	(16.2)	(10.1)	(7.0)	(4.7)

Net sales

Net sales increased by $9.6 million or 17.2% for the three months ended September 30, 2005 and increased by $34.4 million or 24.6%, for the nine months ended September 30, 2005, when compared to the same periods in 2004. The significant increase in sales is primarily attributable to increased sales in California and Florida which are due to the commencement of long anticipated classroom projects in Florida and other major direct-sales projects in Florida and California.

Gross profit (loss)

Gross profit as a percentage of net sales for the three and nine months ended September 30, 2005 increased to 7.3% and 7.6%, respectively, from (5.4%) and 0.2%, for the same periods in 2004. The negative gross margin in the prior year was primarily attributed to $5.4 million in project cost overruns, of which $3.1 million was recognized as a future loss on two major projects in the third quarter of 2004. As a result of these project cost overruns in the prior year, certain changes were implemented during the second half of 2004 in project management, estimating and engineering, and increased involvement by senior management at all project stages to improve the project margins. Also contributing to lower margins in 2004 were significantly increased costs for steel, lumber and plywood that occurred over a very short period of time and we were not able to pass these increases on to our customers due to fixed-price contracts in California. Gross profits for similar fixed-price contracts during the first nine months of 2005 reflect updated pricing to cover current commodity costs and an emphasis on seeking projects with higher profit margins.

Although gross profit improved year-over-year, it was still significantly below expectations for both the three and nine months ended September 30, 2005. Anticipated gains in efficiencies, forecast to raise margins during the three months ended September 30, 2005, did not occur until early in the fourth quarter. The inefficiencies resulted in unanticipated labor costs and reduced volume, the combined impact of which was approximately $2.8 million. In addition, two specific projects in Florida had a combined cost overrun of approximately $2.2 million during the three months ended September 30, 2005 due to being substantially underbid and experiencing costs overruns due to poor management.

Manufacturing efficiencies continue to improve with throughput up as much as 40% in October on some production lines as the lean implementation continues. In addition, we have taken aggressive action regarding project management in Florida to prevent a reoccurrence of the issues noted above.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses decreased for the three months ended September 30, 2005 by $2.7 million or 41.9% compared to the same period in 2004. SG&A expenses increased for the nine months ended September 30, 2005 by $158,000 or 1.4% compared to the same period in 2004. As a percentage of net sales, SG&A expenses decreased from 11.4% and 7.8% for the three and nine months ended September 30, 2004, respectively, to 5.6% and 6.4%, respectively, for the same periods in 2005. These SG&A fluctuations between 2004 and 2005 are primarily the result of costs associated with a senior management change in the third quarter of 2004. These costs in the prior year included severance for former officers and costs associated with recruiting and relocation, which totaled $2.1 million. Also included in SG&A in 2004 was an increase in the bad debt reserve of $0.5 million in recognition of the unlikely collection of specifically identified receivables. These additional SG&A expenses did not recur during the three and nine month periods ended September 30, 2005.

Gain on sale of property and equipment

The gain on the sale of property and equipment in 2004 was from the sale of a plant in Florida. The operations of this sold facility had previously been combined into the current Plant City, Florida facility.

Interest expense, net

Net interest expense increased for the three and nine months ended September 30, 2005 by $1.7 million and $5.6 million, respectively, when compared to the same periods in 2004. Included in interest expense is $1.7 million for penalties assessed during the nine months ended September 30, 2005 by our convertible subordinated note (“Note”) holder due to the delays in having a registration statement filed with the SEC declared effective. Also included in interest expense for the three and nine months ended September 30, 2005 is $268,000 and $793,000, respectively, due to non-cash accretion of the discount on the Note and $263,000 and $726,000, respectively, due to amortization of debt issuance costs. The remaining interest expense increases are due to the increased debt borrowings and corresponding higher interest rates compared to our old credit facility in the prior year. The following table summarizes our net interest expense recorded for the three and nine months periods ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
New Credit Facility – Revolving Credit Loan	$345,000	$821,000
New Credit Facility – Term Loan	503,000	1,318,000
Convertible Note	447,000	1,322,000
Penalties	409,000	1,719,000
Accretion on the Convertible Note	268,000	793,000
Amortization of Debt Issuance Costs	263,000	726,000
Old Credit Facility	—	376,000
Interest Income	(44,000)	(47,000)

Net Interest Expense	$2,191,000	$7,028,000

Loss on embedded derivatives

Loss on embedded derivatives for the three and nine month periods ended September 30, 2005 of $6.1 and $4.0 million, respectively, is due to the revaluation of embedded derivatives associated with our Note. This is a non-cash loss recorded to re-value the embedded derivative liability. This loss realized during the three and nine month periods ended September 30, 2005 is due to the overall increase in our stock price and the decrease in the exercise price of the Note from $8.70 to $8.57 due to an anti-dilution adjustment provision (see note 4 in the Notes to Condensed Consolidated Financial Statements under Part 1 of this report).

Loss on warrant derivatives

Loss on warrant derivatives for the three and nine month periods ended September 30, 2005 of $3.5 million is due to the revaluation of our warrant derivatives outstanding. This is a non-cash loss recorded to re-value the warrant derivative liability. This loss realized on all outstanding warrants during the three and nine month periods ended September 30, 2005 is due to the overall increase in our stock price.

Income tax benefit

Based upon our cumulative net losses for the three years ended December 31, 2004 and for the nine months ended September 30, 2005, we have provided a valuation allowance in the amount of $1.8 million for the nine months ended September 30, 2005. An effective tax rate of 15%, before effect of the valuation allowance, was used for the nine months ended September 30, 2005 and an effective tax rate of 42% was used for the nine months ended September, 30, 2004, respectively. The difference in the tax benefit in the two periods is due primarily to the impact of the $4.0 million and $3.5 million non-cash loss on the embedded and warrant derivatives, respectively, for the nine months ended September 30, 2005.

Net loss

The net loss of $10.7 million and $12.1 million for the three and nine months ended September 30, 2005, respectively, compares to a net loss of $5.6 million and $6.6 million for the same periods, respectively, from the prior year. The changes in net loss are a direct result of the factors discussed above.

The following table illustrates the effect on net loss and basic and diluted loss per common share due to the loss on the embedded derivatives and the warrant derivatives for the three and nine month periods ended September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss
As reported	$(10,656,000)	$(5,639,000)	$(12,132,000)	$(6,581,000)
Add non-cash loss on embedded derivatives	6,112,000	—	4,009,000	—
Add non-cash loss on warrant derivatives	3,500,000	—	3,500,000	—

Pro forma	$(1,044,000)	$(5,639,000)	$(4,623,000)	$(6,581,000)

Basic and diluted loss common per share
As reported	$(0.66)	$(0.41)	$(0.80)	$(0.48)
Pro forma	$(0.06)	$(0.41)	$(0.30)	$(0.48)

Inflation

We are subject to the effects of changing prices. During the quarter ended September 30, 2005, there was no significant inflationary impact. However, there are certain potential increasing future costs for lumber and plywood products resulting from the recent hurricanes which struck the Gulf Coast region. While the cost outlook for commodities used in our products, in particular steel, dimensional lumber and plywood products is not certain, management believes it can manage these inflationary pressures with sales price adjustments as allowed by our newer contracts and by actively pursuing internal cost reduction efforts, including improved supply chain and inventory management.

Liquidity and Capital Resources

We have historically funded our operations and capital expenditures mostly with cash generated internally by operations, and borrowings under various credit facilities as well as cash received from exercised options. At September 30, 2005, we had $3.5 million in unrestricted cash and an additional $17.4 million in restricted cash. During the nine months ended September 30, 2005, our operating activities used net cash of $7.6 million, primarily due to the changes in working capital accounts that resulted in a net use of cash totaling $6.6 million during the period. Included in the net cash used by working capital items were an increase in contracts receivable and costs and estimated earnings in excess of billings totaling $16.4 million, resulting from increased sales, and an offsetting decrease in inventory of $0.8 million, due largely to the implementation of lean manufacturing principals, a decrease in the income tax receivable of $5.0 million, due to the receipt of our income tax refunds, and an increase in accounts payable and accrued liabilities totaling $3.3 million, due to the overall increase in sales.

Private Placement Issuance of Common Stock

On August 5, 2005, we completed a $11.6 million equity infusion through a private placement of 2,046,000 shares of our common stock and five-year warrants to purchase an additional 1,023,000 shares of common stock. The securities were offered and sold to a group of accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933. The investment group consisted of current institutional investors in the Company and certain Company officers and directors. Institutional investors paid $5.67 per share, including a warrant for one-half share, which was the average of the closing bid prices of our common stock for the five-day trading period from May 26, 2005, through June 2, 2005. The Company’s officers and directors paid $6.285 per share, (including a warrant for one-half share) which was the closing bid price for our common stock on August 4, 2005, plus $0.085.

We used approximately $1.1 million and $7.4 million of the proceeds to pay down our Term Loan and Revolving Credit Loan (defined below), respectively. The balance is to be used for working capital.

New Credit Facility

During the quarter ended March 31, 2005, we entered into a Financing Agreement (the “New Credit Facility”) with Fortress Credit Corporation (the “Senior Lender”). The New Credit Facility provides $17.0 million in revolving credit loans (the “Revolving Credit Loan”) and a $21.0 million term loan (the “Term Loan”). The Revolving Credit Loan also provides for a letter of credit subfacility in the maximum amount of $10.0 million. The New Credit Facility is secured by substantially all of our assets (see note 4 in the Notes to Condensed Financial Statements under Part 1 of this form).

On August 5, 2005, in connection with the closing of the $11.6 million equity infusion, we entered into a first amendment to the New Credit Facility which amended certain financial covenants and waived any prior non-compliance with such covenants. On September 19, 2005, we entered into a second amendment to the New Credit Facility which increased the rate at which the Company can borrow funds from once to twice within any period of five consecutive business days and revised the definition of the borrowing base to include all cash and cash equivalents up to a maximum of $5.0 million. Previously, the New Credit Facility excluded the first $5.0 million of cash and cash equivalents from the borrowing base. Pursuant to this second amendment, we are required to pay down our Revolving Credit Loan whenever our cash and cash equivalents exceed $5.0 million and we are prohibited from accumulating cash and cash equivalents in excess of $5.0 million until the Revolving Credit Loan has been paid off in full.

During the third quarter of 2005, we paid down our Term Loan by $4.9 million due to the receipt our 2004 federal income tax refund. This was a mandatory prepayment required under the terms of the Term Loan agreement. This $4.9 million principal payment reduced the long-term portion of the Term Loan and correspondingly reduced our overall maximum credit under this facility from $38.0 million to $33.1 million.

Convertible Note

On August 5, 2005, in connection with the $11.6 million equity infusion, we also amended and restated our $25.0 million Note to increase the principal amount to $25.9 million to cover amounts owed under an existing Registration Rights Agreement for failing to have a registration statement covering the shares issuable upon conversion of the Note and exercise of a warrant held by the Note holder declared effective in a timely manner. The failure arose from delays in the completion of the fiscal 2004 audit. In connection with the amendment to the Note, we also issued a new warrant to the Note holder exercisable for 8,276 shares of common stock (“New Warrant”). This New Warrant is in addition to the 229,886 shares issuable upon exercise of the existing warrant.

The conversion price of the amended Note and the exercise price of both the warrants has been reduced from $8.70 per share to $8.57 and $8.56 per share, respectively, due to an adjustment pursuant to customary anti-dilution provisions resulting from the New Equity Issuance. This adjustment in the exercise price correspondingly increased the number of shares convertible on the Note to 3,022,171 shares of common stock and the total number of shares exercisable for both warrants to 242,057 shares of common stock. The conversion price of the Note and the exercise price of either warrant can not be reduced below $8.57 and $8.56 per share, respectively, without stockholder approval. We have agreed to seek stockholder approval of the New Equity Issuance which, if obtained, will reduce the conversion price of the Note and the exercise price of both warrants to $7.82 per share. The Note holder may convert the Note or exercise either warrant at any time or from time-to-time.

In connection with this transaction, we agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased, shares issuable upon conversion of the Note, and shares issuable upon exercise of all warrants. We further agreed to make the registration statement effective within ninety days of the transaction closing date to avoid additional penalties as detailed in the First Amended and Restated Registration Rights Agreement.

Closure and Sublease of the Lathrop Facility

On February 1, 2005, we announced plans to consolidate our manufacturing facilities by closing our 30-acre Lathrop plant in Northern California and shifting production to other plants, principally those located in Southern California. The closure was completed in April 2005. We originally estimated that the related exit costs associated with this closure would be approximately $700,000. Actual exit costs incurred as of the nine month period ended September 30, 2005 have been substantially lower than this original estimate, totaling only approximately $155,000. We do not expect to incur any significant additional exit costs in the future related to the Lathrop plant closure.

On July 29, 2005, we entered into a sublease (the “Sublease”) with Boise Building Solutions Distribution, L.L.C. (“Boise”) pursuant to which we leased to Boise our former Lathrop plant. The initial term of the Sublease will expire August 1, 2015 and may be extended by Boise, at its option, to August 31, 2019. The monthly rent is $31,500 through August 31, 2007. The rent increases to $34,500 per month on September 1, 2007 and every two years thereafter in accordance with the terms of the Sublease up to a maximum of $39,900 per month commencing September 1, 2013.

The former Lathrop plant is leased by us from BMG2 Enterprises through December 31, 2019 pursuant to an Industrial Real Estate Lease, dated January 2, 1990, as amended by Amendment Number 1 to Industrial Real Estate Lease, dated July 29, 2005 (the “Amendment”). The Amendment, which was entered into in connection with the Sublease, extended the lease term to December 31, 2019, clarified the description of the property and provided for certain improvements Boise wished to make on the property. The current monthly rent under the Amendment is $29,600 which is subject to increases every January 1st based on increases in the Consumer Price Index.

Covenants

Our financial performance for the three and nine month periods ended September 30, 2005 resulted in the violation of certain financial covenants within the New Credit Facility. We have obtained waivers for all such covenant violations.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2005 were $965,000. As of September 30, 2005, we had commitments of approximately $150,000 for future capital expenditures. For fiscal 2005, management expects total capital expenditures to be approximately $1.5 million.

Liquidity

We have experienced net losses and negative operating cash flows during the three and nine month periods ended September 30, 2005. To continue to fund our working capital, capital expenditures and debt service requirements for the next twelve months will require improvements in our operating results and operating cash flow. We are currently in discussions with our Senior Lender to amend the financial covenants in our New Credit Facility to reflect the prior losses and new financial projections. We are aggressively pursuing improvements in our cash flow and operating results, including specific steps directed at conserving cash, increasing margins and reducing costs. Although management believes that its efforts will succeed in enabling us to meet our cash requirements and improve our financial position, there can be no assurances that we will be successful.

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

INTEREST RATE RISK

We are exposed to the risk of fluctuation in interest rates on our $38.0 million senior credit facility. During the quarter ended September 30, 2005, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the credit facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the senior credit facility bears interest at a variable rate of 3.75% to 4.75% per annum plus the greater of 5% or JPMorgan Chase Bank’s prime rate. Interest is payable monthly. The Term Loan bears interest at the 30-day LIBOR rate plus a variable rate of 7.5% to 8.5% per annum payable monthly. The variable rates depend on our senior secured leverage ratio. Our current total debt outstanding under the senior credit facility as of September 30, 2005 is $16.4 million. Therefore, based on our current outstanding borrowings, a one-percentage point increase in interest rates would result in an increase in interest expense of $41,000 quarterly or $164,000 annually.

CREDIT RISK

Our general credit terms are “net 30” for dealer accounts and defined by contracts which vary for direct sales. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been less than 0.5% of sales and within our expectations.

Item 4. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005 and concluded that our disclosure controls and procedures were not effective as of September 30, 2005, because certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K Report”), have not been remediated.

As of September 30, 2005, the remaining unremediated material weaknesses disclosed in our 2004 Annual Report on Form 10-K are:

•	We did not have adequate access, recalculation/control totals and change management controls relative to certain EXCEL spreadsheets. It was determined that there were no change management or access controls in place to prevent an unauthorized modification of the formulas within the spreadsheets and no recalculation/control totals to detect unauthorized changes or errors.

•	A number of information technology general control items were identified as deficiencies or significant deficiencies in the areas of Access to Programs and Data, Program Change, Program Development, and Computer Operations. A material weakness was assessed due to the aggregate of the deficiencies.

b.	Changes in Internal Control over Financial Reporting

In order to remediate the material weaknesses identified in the 2004 10-K report that remained as of June 30, 2005, we made the following changes during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Adequate access and segregation of duties controls within the accounts payable application was accomplished.

•	Continued implementation of the Perpetual Inventory System at all manufacturing locations. This implementation included the use of bar code scanning devices designed to capture the part number and accept the counted quantity from the physical inventory. When fully functional, this system will provide accurate inventory valuation. The process is ongoing and is expected to be completed by March 31, 2006.

•	An experienced Information Technology professional was hired in July 2005 and has been specifically assigned the task of remediating all material weaknesses and maintaining effective internal controls in the IT area.

In light of the material weaknesses that remain as of September 30, 2005, we performed additional analysis and other post-closing procedures to ensure the Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

c.	Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Subsequent to the filing of our quarterly report as of June 30, 2005, we have undertaken and continue to undertake, actions to remedy the material weaknesses in internal control over financial reporting described in the 2004 10-K Report. Our remediation efforts to date are described in Paragraph (b) above. Our plan to remediate those material weaknesses remaining as of September 30, 2005 is as follows:

•	Remediation of certain deficiencies in Information Technology (which in the aggregate were assessed as a material weakness) is ongoing. It is estimated that remediation will be completed during the fourth quarter of 2005.

•	We will reprogram and secure those EXCEL spreadsheets that support significant journal entry activity. Change management and access controls will be put in place to prevent unauthorized modification of the formulas within the spreadsheet, and recalculation/control totals will be added to detect unauthorized changes or errors. It is estimated that remediation will be completed during the fourth quarter of 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Our financial performance for the quarter ended September 30, 2005 resulted in the violation of certain financial covenants under our New Credit Facility and Note. We obtained waivers for all such covenant violations.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Number	Name of Exhibit

3.1(1)	Certificate of Incorporation of Modtech Holdings, Inc.

3.2(2)	Bylaws of Modtech Holdings, Inc.

10.1(3)	Company’s 1994 Stock Option Plan.

10.2(3)	Company’s 1996 Stock Option Plan.

10.3(3)	Company’s 1999 Stock Option Plan.

10.4(3)	Company’s 2004 Stock Option Plan.

10.5(2)	Employment Agreement between the Company and Evan M. Gruber.

10.6(2)	Employment Agreement between the Company and Michael G. Rhodes.

10.7(3)	Separation Agreement between the Company and Evan M. Gruber.

10.8(3)	Separation Agreement between the Company and Michael G. Rhodes.

10.9(3)	Employment Agreement between the Company and David M. Buckley.

10.10(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett Street property in Perris, California.

10.11(4)	Lease between the Company and BMG2 Enterprises, relating to the property in Lathrop, California.

10.12(5)	Credit Agreement between the Company and Wells Fargo Bank, N.A., as administrative agent, dated December 26, 2001

10.13(6)	Securities Purchase Agreement between the Company and an investor, dated December 31, 2004

10.14(6)	Senior Subordinated Secured Convertible Note issued to an investor, dated December 31, 2004

10.15(6)	Warrant issued to an investor, dated December 31, 2004

10.16(6)	Registration Rights Agreement between the Company and an investor, dated December 31, 2004

10.17(6)	Pledge and Security Agreement between the Company and an investor, dated December 31, 2004

10.18(6)	Intercreditor Agreement, among the Company, Wells Fargo Bank, N.A. and an investor, dated December 31, 2004

Number	Name of Exhibit

10.19(6)	Amendment and Forbearance Agreement among the Company, Wells Fargo Bank, N.A., Union Bank of California, N.A. and Comerica Bank California, dated December 29, 2004

10.20(7)	Financing Agreement between the Company and Fortress Credit Corp. as administrative agent, dated February 25, 2005

10.21(8)	Amendment Number 1 to Industrial Real Estate Lease between Modtech Holdings, Inc. and BMG2 Enterprises, dated July 29, 2005

10.22(8)	Sublease between Modtech Holdings, Inc. and Boise Building Solutions Distribution, L.L.C., dated July 29, 2005

10.23(9)	Securities Purchase Agreement with Modtech Holdings, Inc., dated August 5, 2005

10.24(9)	First Amendment and Waiver of Financing Agreement between Fortress and Modtech Holdings, Inc., dated August 5, 2005

10.25(9)	First Amended and Restated Registration Rights Agreement, dated August 5, 2005

10.26(9)	Amended and Restated Senior Subordinated Secured Convertible Note, dated August 5, 2005

10.27(9)	Consent, Waiver, Amendment and Exchange Agreement, dated August 5, 2005 (“Waiver”)

10.28(9)	Form of Voting Agreement executed pursuant to Waiver

10.29(9)	Form of Lock Up Letter executed pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.30(9)	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.31(9)	Warrant for 8,276 shares of common stock, dated August 5, 2005

10.32(10)	Second Amendment between Fortress and Modtech Holdings, Inc., dated September 19, 2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).
(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).
(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).
(4)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).
(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 1, 2002 (Commission File No. 000-25161).
(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).
(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on March 2, 2005 (Commission File No. 000-25161).
(8)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q/A filed with the Commission on October 17, 2005 (Commission File No. 000-25161).
(9)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on August 9, 2005 (Commission File No. 000-25161).
(10)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 23, 2005 (Commission File No. 000-25161).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODTECH HOLDINGS, INC.

Date: November 9, 2005	by:	/s/ DENNIS L. SHOGREN
Dennis L. Shogren Chief Financial Officer and Chief Accounting Officer

	by:	/s/ DAVID M. BUCKLEY
David M. Buckley Chief Executive Officer