Form 10-K
period 2005-12-31
MODTECH HOLDINGS INC
filed 2006-04-04
CIK 1075066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2of the Act). Yes☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $43,000,000. As of March 1, 2006, 17,062,219 shares of registrant’s common stock were outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 2006 Annual Stockholders' Meeting are incorporated by reference into Part III herein.

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

We are a leading provider of modular classrooms in California and Florida and are a significant provider of commercial and light industrial modular buildings in California, Nevada, Arizona, New Mexico, Utah, Colorado, Texas, Florida and other neighboring states. We are expanding our classroom and other product offerings in all locations in response to increasing demand for new modular facilities.

PUBLIC FUNDING

Virtually all of our classroom sales are dependent on public funding. Funding initiatives passed by the voters of California have contributed to our growth and success.

In 2002, the California legislature approved spending approximately $25 billion on new classroom and school construction. The funding was to come from bond issues to be approved by the voters. Between 2002 and 2004, California voters approved the bond issues. Additional California bond measures totaling $6.0 billion were approved in November, 2005.

Florida voters approved a constitutional amendment in 2002 to address overcrowded public schools. This amendment establishes statewide ceilings to be in place by 2010; 18 students per classroom in kindergarten through third grade, 22 per classroom in fourth through eighth and 25 per classroom in high school. A number of counties have passed sales-tax initiatives to fund these new classrooms.

Further details on certain historical public funding and legislative actions pertaining to the modular industry can be found in prior Form 10-K filings which are available at www.modtech.com free of charge.

INDUSTRY OVERVIEW

In recent years, the growth in population in California, both from births and from immigration, has led to increasing school enrollments. As a result, classrooms in many California school districts currently are reported to be among the most crowded in the nation, with an average (2003-2004 school year) of 21 students per class compared to a national average class size of 16. Additionally, changes in population demographics have left many existing permanent school facilities in older residential areas with excess capacity due to declining enrollments, while many new residential areas are faced with a continuing shortage of available classrooms. Consequently, it has become necessary to add additional classrooms at many existing facilities, and to build a number of new schools.

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

When compared to the construction of a conventionally built classroom, modular classrooms offer a number of advantages, including, among others:

Lower Cost	—	The cost of our standard modular classroom may be as low as $35,000 installed, as compared to $100,000 to $120,000 for conventional site built construction of a comparable classroom;

Shorter Construction Time	—	A modular classroom can be built and ready for occupancy in a shorter period of time than that needed for state approval and construction of a site built conventional school facility;

Flexibility of Use	—	Modular relocatable classrooms enable a school district to use the units for short or long-term needs and to move them if necessary to meet shifts in student populations; and

Ease of Financing	—
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

CALIFORNIA MODULAR RELOCATABLE CLASSROOMS

Our California modular relocatable classrooms are designed, engineered and constructed in accordance with structural and seismic specifications and safety regulations adopted by the California Division of the State Architect (DSA), standards which are more rigorous than the requirements for other portable buildings. The Division of the State Architect, which regulates all school construction on public land, has prescribed extensive regulations regarding the design and construction of school facilities, setting minimum qualifications for the preparation of plans and specifications, and reviews all plans for the construction or material modifications to any school building. Construction authorization is not given unless the school district’s architect certifies that a proposed project satisfies construction cost and allowable area standards. We interface with each school district’s architect or engineer to process project specifications through the Division of the State Architect. We believe that the regulated environment in which our California classrooms are manufactured serves as a significant barrier to market entry by prospective competitors. See “Business — Competition.”

Conventional site built school facilities constructed by school districts using funds from the California State Office of Public School Construction typically require two to three years for approval and funding. By contrast, factory-built school buildings like our standard classrooms may be pre-approved by the Department of State Architect (DSA) for use in school construction. Once plans and specifications for a given classroom have been pre-approved, school districts can thereafter include in their application to obtain State funds for new facilities a notification that they intend to use pre-approved, standardized factory-built classrooms. This procedure reduces the time required in the DSA approval process to as little as 90 days, thereby providing an additional incentive to use factory-built relocatable classrooms. In all cases, continuous inspection by a licensed third party is required during actual manufacture of the classrooms, with the school district obligated to hire and pay for such inspection costs.

Our California classrooms are manufactured and installed in accordance with the applicable state building codes and Department of State Architect’s interpretive regulations, which supersedes all local building codes for purposes of school construction. The classrooms must comply with accessibility requirements for the handicapped, structural, and seismic and fire code requirements. We manufacture and install standard, largely pre-fabricated modular relocatable classrooms, as well as customized classrooms, which are modular in design, but assembled on-site using components manufactured internally together with components purchased from third party suppliers. Our classrooms vary in size from two modular units containing a total of 960 square feet to 20 units that can be joined together to produce a facility comprising 9,600 square feet. Larger configurations are also possible. Typical prices for our standard classrooms range from $33,000 to $37,000, while prices for a custom classroom generally exceed $50,000, depending upon the extent of customization required.

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

Custom built classrooms, libraries and gymnasiums contain design variations and dimensions such as ceiling height, roof pitch, overall size and interior configuration. These units typically are not assembled at the factory, but instead are shipped in pieces, including floors, walls and roofs, and assembled on-site. Contracts for custom-built units may include the design, engineering and layout for an entire school or an addition to a school, and involve site preparation, grading, concrete and asphalt work and landscaping. Customized classrooms are generally more expensive and take longer to complete than standard classrooms.

Additionally, we have developed and manufactured two-story modular classroom buildings. A two-story complex may include cantilevered balconies, soffits, parapets and mansards. They typically include a modular elevator system as well as stairways. Our two-story structures offer a variety of material and design options such as stucco, brick veneer, fiber cement panels or traditional wood siding.

The interior and exterior of all of our modular classrooms can be customized by employing different materials, design features and floor plans. Most classrooms are open, but the interior of the buildings can be divided into individual rooms by permanent or relocatable partitions. The floor covering is usually carpet, but may be sheet vinyl or ceramic tile depending upon the intended use of the classroom. Interior wall material is usually vinyl covered firtex over gypsum board, while other finishes such as porcelain enamel or painted hardboard may be used in such places as restrooms and laboratories. Electrical wiring, air conditioning, windows, doors, fire sprinklers and plumbing are installed during the manufacturing process. The exterior of the units is typically plywood siding, painted to the customer’s specifications, but other common exterior finishes may also be applied.

CUSTOMERS

In California, we market and sell our modular classrooms primarily to school districts. Sales of classrooms to individual California school districts accounted for approximately 45.5%, 48.4% and 52.4% of our net sales during the years ended December 31, 2005, 2004 and 2003, respectively. The mix of school districts to which we sell our products varies somewhat from year to year. We also sell our classrooms to the State of California and leasing companies, both of which lease the classrooms principally to school districts. Sales of classrooms to the State of California and leasing companies together accounted for approximately 0.9%, 2.6% and 12.3% of our total net sales for the years ended December 31, 2005, 2004 and 2003, respectively. In 2003, approximately 9.8% of net sales were to third party lessors who leased our products to California school districts. Our customers typically pay cash from general operating funds or the proceeds of local bond issues, or lease classrooms through banks, leasing companies and other private funding sources.

We also design and build modular buildings to customer specifications for a wide array of non-residential uses beyond California classrooms, including governmental, healthcare, educational, airport and correctional facilities; office and retail space; daycare centers; libraries; churches; construction trailers; golf clubhouses; police stations; convenience stores; fast food restaurants; classrooms and sales offices. The modular buildings serve as temporary, semi-permanent and permanent facilities and can function as free-standing buildings or additions to existing structures. These modular buildings range in size and complexity from a basic single-unit 100-square foot module to a 50,000-square foot building combining several structures and containing multiple stories. We sell these non-classroom products directly to the end customer in some instances, particularly for major projects. We also sell to and through dealers and distributors. In some instances these dealers provide 3rd party financing to the end customer for direct sales.

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

Most of our contracts are awarded on an open bid basis. The marketing process for many of our contracts begins prior to the time the bid process begins. After we select bids or contracts that we desire to pursue, our marketing and engineering personnel interface directly with various school boards, superintendents or architects during the process of formulating bid or contract specifications. We prepare our bids or proposals using various criteria, including current material prices, historical overhead costs and a targeted profit margin. Many of our contracts include services such as engineering and design, manufacturing, transportation and installation. Open bid contracts are normally awarded to the lowest responsible bidder.

MANUFACTURING AND ON-SITE INSTALLATION

Classroom Products

We use an assembly-line approach in the manufacture of our classrooms. The process begins with the fabrication of the steel floor joists. The floor joists are welded to a perimeter steel frame to form the floor sub-assembly, which is typically covered by plywood flooring. Concurrent with the floor assembly the roof structure is welded in a similar fashion with joists and a perimeter frame. The completed roof is then welded to the completed floor utilizing four tube steel corner posts creating a moment connection. The unit progresses down the production line with value added at each work station with the installation of walls, insulation, suspended grid ceilings, electrical systems, heating and air conditioning, windows, doors, plumbing and chalkboards follow, with painting and finishing crews completing the process. Once construction of a classroom commences, the building can be completed in as little as three days. The construction of custom units on-site, from pre-manufactured components, is similar to factory-built units in its progressively-staged assembly process but may involve more extensive structural connections and finish work depending upon the size and type of building, and, typically takes 30 to 60 days to complete.

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

Historically, we have overseen installation of our classrooms and other buildings on-site, using our own employees for project supervision as the general contractor. In the future, we will, in some instances, use the services of third parties to oversee installation work. In many projects, we supervise subcontracted electrical, plumbing, grading, paving, concrete work, and other site preparation work and services. We have general contractor licenses in the states where we engage in activities that require such licenses.

In addition to approvals by the California Division of the State Architect, licensed inspectors representing California school district customers are present at each of our California manufacturing facilities to continuously inspect the construction of classrooms for compliance to the approved plans. On-site inspections after installation are also made by independent third party inspectors for purposes of determining compliance with the approved plans and all applicable codes.

Non-Classroom Products

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

Warranty

Our standard contractual warranty for modular buildings is one year, although it may be varied by contract specifications. Purchased equipment installed by us, such as air conditioning units, carries the manufacturers’ standard warranty. Warranty costs have not been material in the past.

BACKLOG

We manufacture classrooms and other buildings to fill existing orders only, and not for inventory. As of February 28, 2006, the backlog of sales orders was approximately $80.7 million, down from approximately $172.0 million at February 28, 2005. We expect to convert all of the backlog at February 28, 2006 into sales during the current fiscal year. The rate of booking new contracts varies month to month, and customer changes in delivery schedules occur. For these reasons, among others, our backlog as of any particular date may not be representative of actual sales for any succeeding period.

The decline in our reported backlog from $172.0 million at February 28, 2005 to $80.7 million at February 28, 2006 was due to a number of factors. Prior to December 31, 2005, our policy was to include portions of long-term sales orders which were scheduled for completion in periods longer than 12 months from the backlog reporting date. For all periods commencing with December 31, 2005, we only report sales orders that are scheduled for completion within the following 12 months. Backlog at February 28, 2005 also included contracts for certain larger, more on-site construction-oriented projects which had longer completion times. We decided in 2005 to de-emphasize new sales orders of this type, which resulted in fewer of these relatively larger contracts in backlog as of February 28, 2006. These two factors, combined with our more streamlined manufacturing operations, which have resulted in faster completion times for many contracts (see Item 7 “Overview”), accounted for the majority of the decrease in reported backlog.

The backlog by region as of February 28, 2006 was as follows: California—$74.7 million; Arizona—$4.0 million; Texas—$0.4 million; and Florida—$1.6 million. This compares to the following backlog by region as of February 28, 2005 as follows: California - $145.7 million; Arizona - $3.5 million; Texas - $1.4 million; Florida - $21.4 million.

COMPETITION

The modular relocatable classroom industry is highly competitive, with the market divided among a number of privately-owned companies whose share of the market is smaller than ours. We believe that the nature of the bidding process, the level of performance bonding required, and the industry’s regulated environment serve as barriers to market entry, and that the expertise of our management and our employees gives us an advantage over competitors.

We believe that our expertise in site preparation and on-site installation gives us a competitive advantage over many manufacturers of higher-priced, customized modular units, while our vertically integrated, assembly-line approach to manufacturing enables us to be one of the low-cost producers of standardized, modular relocatable classrooms in California and Florida. Unlike many of our competitors, we manufacture most of our own metal components which allows us to maintain quality control over these components and to produce them at a lower average cost than that at which they could be obtained from outside sources. We also believe that the quality and appearance of our buildings, and our reputation for reliability in completion of our contracts, enable us to maintain a favorable position among our competition.

As the demand for modular classrooms and other non-residential buildings has shifted in recent years from standardized buildings to more complex, customized buildings, we have had to modify our production process and, as a result, have at times experienced competitive disadvantages.

We categorize our current competition based upon the geographic market served, as well as upon the relative degree of customization of products sold. The primary competitors in California in modular classrooms are believed to be American Modular Systems and Design Mobile Systems, both of which are located in Northern California. Each of these competitors is a privately-owned company.

The nonresidential modular building industry is highly competitive and fragmented. For our highly customized modular buildings, the main competitive factor is the ability to meet end user requirements in a timely manner, while price is the main competitive factor for less customized structures. Because the cost of transporting completed modular buildings is substantial, most manufacturers limit their distribution to dealers located within a 400-mile radius of their manufacturing facility. As a result, the nonresidential modular building industry outside of California is highly fragmented and is composed primarily of small, regionally based private companies maintaining a single manufacturing facility. These small, regionally based private companies may have a competitive advantage relative to certain overhead costs associated with a comparatively larger, publicly traded company.

Our primary competitors for modular buildings other than non-California classroom are believed to be Modular Structures International, Walden Structures, Miller Building Systems, Southeast Modular Manufacturing, and Indicom Building Systems. Each year there are new entrants and departures in response to perceived market conditions. A recent example is a new start-up company, Silver Creek Industries, Inc. which began operations in 2005 and opened its Perris, California factory in January, 2006.

PERFORMANCE BONDS

A substantial portion of our sales require bid, performance and payment bonds to ensure that the contracts will be performed and completed in accordance with contract terms and conditions, and to assure that subcontractors and suppliers will be paid. In determining whether to issue a performance bond on our behalf, bonding companies consider a variety of factors concerning the specific project to be bonded, as well as our levels of working capital, shareholders’ equity and outstanding indebtedness. From time to time we have had difficulty in obtaining bonding for certain large projects. We believe this has been attributable to our levels of working capital, shareholders’ equity and indebtedness, and not concerns about our ability to perform the work required under the contract. Although we have been able to obtain the bonding we have needed during the last twelve months, we may again encounter difficulty in obtaining bonding for certain projects.

RAW MATERIAL AND COMPONENTS

The raw materials used in our business consist mainly of commodities such as steel, lumber and plywood, electrical components such as plugs, switches and lights, plumbing components such as pipe, fittings and fixtures, heating and air conditioning units and other general construction materials. We are not dependent upon a single source for our principal raw materials and such materials have historically been readily available. We believe we currently have ready access to adequate supplies of raw materials and components from numerous suppliers at competitive prices. The cost of raw materials represents a significant portion of our operating expenses. As a result of domestic and international events, the prices of raw materials we use in our operations fluctuate and have significantly increased in recent years. We are not always able to obtain the right in our contracts to pass through raw material price increases to our customers. Should we experience significant increases in the price of raw materials as we did in 2004, our profitability could be adversely affected.

PATENTS, TRADEMARKS, LICENSES AND OTHER INTELLECTUAL PROPERTY

We have two registered trademarks; “Modtech” and “the right space, at the right time, for the right price”. We do not have any patents. We hold general contractors licenses in those states where our activities require such licenses. These licenses are readily available and renewable annually. We also hold certain intellectual property in the form of proprietary designs which have been approved for modular classroom design by the State of California. These approved designs and plans are required in order to sell classrooms into the State of California classroom market and create a short term barrier to entry into the California classroom market. We estimate that it takes approximately six months to obtain approval for a new set of plans. Our rights in our trademark and proprietary designs are for an indefinite term.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

Like other manufacturing concerns, we are subject to numerous laws and regulations that govern environmental and occupational health and safety matters. We believe that our operations are substantially in compliance with all such applicable laws and regulations. Such compliance has not caused us to incur, nor do we expect to incur, any material expenditures or liabilities for environmental matters. As a result, our environmental obligations have not had a material effect on our capital expenditures, earnings or competitive position in the past, and we do not believe they will have a material effect in the future.

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

EMPLOYEES

The number of persons employed by us at year end 2005, 2004, and 2003 were 1,071, 1,395, and 901, respectively. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good

INFORMATION AVAILABLE ON OUR WEBSITE AND ELSEWHERE

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of business risks and uncertainties that could impact the accuracy of any future looking statements in this report and cause actual results to differ materially from those projected or anticipated. These risk and uncertainties include, but are not limited to, the following:

We have recently incurred significant operating losses as well as negative operating cash flow and may continue to do so which could adversely affect our liquidity and our ability to obtain bonding necessary for our construction projects.

We experienced significant operating losses in 2005 and 2004 as well as negative operating cash flow for both years and may continue to experience future operating losses and negative operating cash flow. The operating losses in 2004 were due primarily to losses on a single project and unanticipated price increases for raw materials that were not able to be passed on to the customer. Although we had positive gross profit during the year ended December 31, 2005, we experienced a net loss of approximately $21.1 million for the twelve month period ended December 31, 2005 and a net decrease in cash and cash equivalents of approximately $8.5 million for the period. Cost overruns of $11.5 million on four projects and the high cost of servicing our debt, totaling $9.0 million for the twelve-month period ended December 31, 2005 were the primary causes of the losses. We may experience future losses that could adversely affect our liquidity and ability to obtain bonding.

In the past year, we have breached the financial covenants of our credit facility.

On March 31, 2006, we entered into a new credit facility with Bank of America, as further described below under “Liquidity” in Item 7. This credit facility with Bank of America requires us to maintain certain financial ratios. During 2005, we were unable to meet the financial ratios required by our prior lender and had to obtain waivers and amendments. We incurred substantial fees to obtain the amendments. While we believe we will be able to meet the financial ratios under our new Bank of America credit facility, it is possible that we will fail to do so and have to seek waivers and amendments.

Borrowings under our new credit facility with Bank of America are secured by liens on substantially all of our assets and the assets of our subsidiaries. Should we experience a default under the new credit facility, the lenders could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. We cannot assure you that we will generate sufficient cash flow to repay our indebtedness, and we further cannot assure you that, if the need arises, we will be able to obtain additional financing or to refinance our indebtedness on terms acceptable to us, if at all. Any such failure to obtain financing could reduce our access to necessary capital to fund our operations which would harm our business, results of operations and financial condition.

Our substantial leverage could adversely affect our financial condition.

We are highly leveraged and expect to continue to be highly leveraged. As of December 31, 2005, our aggregate outstanding indebtedness was $43.6 million. As of March 31, 2006, such indebtedness is $45 million. Our primary source of capital is our credit facility with Bank of America which provides for a revolving line of credit of $25 million maturing in March 2009. The amount we are able to borrow under the revolving credit line depends on our borrowing base which in turn depends on our inventory levels, accounts receivable and available cash. If these assets decline in value, our borrowing base could decrease, which could reduce our access to capital at a given time and harm our business, results of operations and financial condition. For example, it could:

•
require us to dedicate a substantial portion of our cash flow to the repayment of our indebtedness, reducing the amount of cash flow available to fund manufacturing, distribution and other operating expenses;

•	limit our flexibility in planning for or reacting to downturns in our business, our industry or the economy in general;
•	limit our ability to obtain additional financing, if necessary, for operating expenses, or limit our ability to obtain such financing on terms acceptable to us; and
•	limit our ability to pursue strategic acquisitions and other business opportunities that may be in our best interests.

The prices of raw materials have significantly increased in recent years and if we are unable to pass these costs onto our customers, our financial results could be significantly harmed.

The cost of raw materials represents a significant portion of our operating expenses. As a result of domestic and international events, the prices of raw materials we use in our operations fluctuate and have significantly increased in recent years. Although we did not experience significant fluctuations in the cost of raw materials used in 2005, during 2004, the cost of steel nearly doubled for certain steel used in some of our components and overall our steel costs were up in excess of 30%. We are not always able to obtain the right in our contracts to pass through raw material price increases to our customers. Should we again experience significant increases in the price of raw materials as we did in 2004, our financial results could be adversely affected.

Our credit facility contains certain covenants that limit the way we can conduct business.

Our credit facility contains various covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, pre-pay any subordinated indebtedness, make investments and other restricted payments, make capital expenditures, make acquisitions and sell assets. These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities

The loss of any one of our customers or failure to collect a receivable from them could adversely affect our operations and financial position.

We receive a significant portion of our revenues from the sale of classrooms to California school districts, to leasing companies that lease to such school districts and to a small number of independent dealers. Historically, certain California school districts, certain leasing companies and certain independent dealers have individually accounted for 10% or more of our consolidated revenues in certain quarters or represented 10% or more of our net accounts receivables on any given date. During the year ended December 31, 2005, sales of classrooms, directly or indirectly, for use in California schools accounted for approximately 46% of our net sales. During the same year, two independent dealers accounted for 9.9% and 5.5%, respectively, of our net sales.

The loss of any significant customer, the failure to collect a significant receivable from a significant customer, any material reduction in orders by a significant customer or the cancellation of a significant customer order could significantly reduce our revenues and consequently harm our financial condition and our ability to fund our operations and service our debt.

Sales of our classroom products are dependent upon the legislative and educational policies and the financial condition of the states in which we do business.

The demand for our modular relocatable classrooms is affected by various state statutes which, among other things, prescribe:

•	The way in which all school classrooms to be constructed on public lands must be designed and engineered;
•	The methods by which customers for our classroom product, primarily individual school districts, obtain funding for the construction of new facilities; and
•	The manner in which available funding is spent.

As a result, our business depends upon the legislative and educational policies and financial condition of the states in which we do business. For example, in California, funding for new school construction and rehabilitation of existing schools by school districts currently is provided primarily at the state level, through annual allocations of funds derived from general revenue sources and statewide bond issues. In addition, school districts obtain funding for the purchase or lease of school facilities through the imposition of developers’ fees and local bond issuances. The availability of this funding is subject to financial and political considerations which vary from district to district and is not tied to demand. In California there is a requirement that, in order for school districts to increase the amount of funds to be received from developers in excess of the statutory level, school districts must show that 20% of all classroom space, not just space to be added, consists of relocatable classrooms. Although our classroom units qualify as relocatable structures, there are alternative structures that are less relocatable in nature than our classrooms that may also satisfy this legislative requirement. Changes in the legislative and educational policies or shortages of financial resources at either state or local levels in the states in which we do business could make our products less attractive to our principal customers or reduce the financial ability of our principal customers to purchase our products, any of which could reduce our revenue and harm our business, results of operations and financial condition.

Despite the existence of some barriers to entry into our markets, our markets are competitive and our market share may be reduced if competitors enter the market or we are unable to respond to our competitors effectively.

Barriers to entry into the modular classroom and commercial and light industrial modular building markets consist primarily of access to capital, the availability of a qualified labor pool, the nature of the bidding process, the level of performance bonding required, and the industry’s regulated environment. In the California market, for example, the state approves the designs and plans for classrooms sold to California schools and the time required to complete the approval process also creates a barrier to entry. However, manufacturers of other modular buildings, including housing and classrooms, who possess a skilled work force and manufacturing facilities, could easily adapt their manufacturing facilities to produce modular structures, and might choose to do so, during an economic downturn in their industry. We expect continued competition from existing competitors as well as competition from new entrants into the modular building market. In 2005, two of our former executive officers opened separate and unrelated modular building manufacturing business, one in Texas and the other across the street from our plant in Perris, California.

Our ability to compete successfully depends on several factors, including:

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

Fluctuations, seasonality and economic downturns in any of our end-markets may have adverse consequences for our business.

Our quarterly revenue typically has been highest in the second and third quarters of the year when school districts generally place a large number of orders for modular classrooms to be delivered in time for the upcoming school year. Additionally, first and fourth quarter revenues are typically lower due to a greater number of holidays, days of inclement weather, and customer budget and fiscal constraints during such periods.

In the past, the level of funding available from the states in which we do business to the school districts which are the end customers of our classrooms have caused such districts to experience budget shortfalls and to reduce their demand for our products despite growing student populations. If restrictions or limitations on funding available to school districts from the states in which we do business increases, it could result in a lower number of orders for our products which could reduce our revenues and consequently harm our financial condition and our ability to fund our operations and service our debt.

If we are unable to successfully contain costs and effectively transition operations in connection with our recent plant closures, our revenues and profitability could decline.

We closed our plant in Lathrop, California on April 30, 2005. The effect of this closure will increase our transportation costs for jobs in Northern California. This increase in costs could reduce our ability to obtain future work in Northern California or our profit margins could be negatively impacted. If we are unable to effectively integrate our former operations at Lathrop into our remaining plants, it could harm our overall operations. We also closed a small facility in Perris, California on December 31, 2005. If we are unable to effectively integrate our former operations at this facility into our remaining plants, it could harm our overall operations.

If liabilities related to inspection and certification tests exceed our estimates, our profitability could be harmed.

Most of our contracts require us to build classrooms which meet certain established state mandated function and manufacturing specifications. Under such contracts, we assume the liability for correcting, without additional compensation, any deficiencies which cause the classrooms to fail inspection and certification tests. We rely upon our experience and expertise to evaluate the potential for such liability and to price our bids accordingly and we follow strict quality control standards and subject our units under construction to extensive testing under the supervision of inspectors hired by our customers. In the past, we have incurred liability for corrections significantly in excess of our estimates, and this has adversely affected our profitability. We could incur such liability again in the future.

We are subject to government regulations and other standards that impose operational and reporting requirements.

We are subject to a variety of Untied States federal, state and local government laws, rules and regulations, including those related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. We believe we are currently in material compliance with such laws, rules and regulations and price our bids in accordance with our experience and expertise to include the costs of such compliance. If there are changes in such laws, rules or regulations or we are found not to be in compliance with such laws, rules or regulations, we could be required to incur substantial additional expenses to acquire equipment necessary to make our manufacturing process compliant and could incur fines or penalties associated with any non-compliance, which we are unable to quantify at this time but which could be material. Any such event could cause our product costs to significantly increase, thus reducing our margins and harming our ability to compete effectively which would harm our business, results of operations and financial condition.

The Sarbanes-Oxley Act of 2002 required us to change or supplement some of our corporate governance and securities disclosure and compliance practices. The Securities and Exchange Commission and NASDAQ have revised, and continue to revise, their regulations and listing standards. These developments have increased, and may continue to increase, our legal compliance and financial reporting costs. For example, direct costs relating to Sarbanes-Oxley compliance during 2005 are estimated to exceed $500,000 and in 2004 were approximately $750,000. These developments may also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This, in turn, could make it more difficult for us to attract and retain qualified member of our board of directors, or qualified executive officers.

Failure to comply with present or future laws, rules and regulations of any kind that govern our business could result in suspension of all or a portion of production, cessation of all or a portion of our operations, or the imposition of significant administrative, civil, or criminal penalties, any of which could harm our business.

We may underutilize our manufacturing facilities or we may have inadequate facilities to meet the demand for our products.

We may underutilize our manufacturing facilities from time to time as a result of reduced demand for our products. If demand for our products does not increase consistent with our plans and expectations, we will continue to incur fixed expenses and if our facilities are underutilized our revenues and margins will decrease which could harm our ability to fund operations and service our debt. Conversely, there may be situations in the future in which our manufacturing facilities will be inadequate to meet the demand for our products. Our inability to generate sufficient manufacturing capacities to meet demand, either through our own facilities or through outsourcing to third parties, could result in our inability to fulfill orders or require us to turn down orders which could have an adverse effect on our business, results of operations and financial condition.

Our assembly line process requires a significant number of manufacturing employees, many of whom are employed at relatively low wages. In periods of low unemployment, we have experienced difficulty in finding suitable replacements for our workforce when turnover occurs. Additionally, the remote location of our manufacturing facility in Glen Rose, Texas, may make it difficult to hire qualified employees at that facility. Our inability to hire and retain sufficient numbers of manufacturing employees at any of our operating facilities could result in our inability to fulfill orders or require us to turn down orders which could have an adverse effect on our business, results of operations and financial condition.

We have acquired and may continue to acquire other companies and may be unable to successfully integrate these companies into our operations.

In the past, we have expanded our operations through strategic acquisitions, and we may continue to expand and diversify our operations with additional acquisitions. We may not realize the anticipated benefit from any of the transactions we pursue. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction as well as the integration of the acquired business could require us to incur significant costs and cause diversion of management’s time and resources. Any such transaction could also result in impairment of goodwill and other intangibles, write-offs and other related expenses. If we are unsuccessful in integrating these companies into our operations or if integration is more difficult than anticipated our business, results of operations and financial condition could be harmed. Some of the risks that may affect our ability to integrate acquired companies include those associated with:

•	Unexpected losses of key employees or customers of the acquired company;
•	Conforming the acquired company’s standards, processes, procedures and controls with our operations;
•	Coordinating new product and process development;
•	Hiring additional management and other critical personnel; and
•	Increasing the scope, geographic diversity and complexity of our operations.

Earthquakes or other natural disasters may cause us significant losses.
Our corporate headquarters, certain of our manufacturing facilities and certain other critical business operations are located near major earthquake fault lines. We do not maintain earthquake insurance and could be harmed in the event of a major earthquake. We maintain some business interruption insurance to help reduce the effect of such business interruptions, but we are not fully insured against such risks.

ITEM 1B. UNRESOLVED STAFF COMMENTS. None.

ITEM 2. PROPERTIES

Our principal executive and administrative facilities are located in approximately 17,000 square feet of modular buildings at our primary manufacturing facility located in Perris, California approximately 60 miles east of Los Angeles. This manufacturing facility occupies approximately 25 acres, with approximately 226,000 square feet of covered production space under roof, pursuant to a lease expiring in 2019.

We have three other manufacturing facilities: one in Phoenix, Arizona; another in Glen Rose, Texas, which is approximately 75 miles southwest of Dallas; and the third in Plant City, Florida, which is approximately 30 miles northeast of Tampa. Our Phoenix, Arizona facility consists of approximately 50,000 square feet of covered production space under roof, on a 10-acre site, pursuant to a lease expiring in 2007. Our Glen Rose, Texas facility consists of approximately 80,000 square feet of manufacturing area on a 20-acre site. The Texas lease expires in 2008. Our Plant City, Florida facility consists of 106,000 square feet on a 17-acre site.

We believe that our facilities are well maintained and in good operating condition, and meet the requirements for our immediately foreseeable business needs.

During 2005, we closed and subsequently subleased a 400,000 square foot manufacturing facility, on a 30-acre site in Lathrop, California. The sublease runs through the term of the master lease until 2019. During the year, we also closed a manufacturing facility in Perris, California by returning the facility to our landlord and amending our lease with the landlord to include only the vacant property that we retained for storage use. The lease expires in 2015.

The plants were closed because they represented excess capacity and, in the case of the Perris facility, we would have been required by the city to make extensive improvements to the property. The landlord we returned the facility to in Perris joined with one of our former executive officers in opening a modular manufacturing business at the facility.

ITEM 3. LEGAL PROCEEDINGS

On February 23, 2006, we filed a lawsuit against the Liberty Union High School District in the California Superior Court for Contra Costa County seeking damages for breach of contract of at least $5 million. We assert that the school district entered into a contract with us to manufacture off site our standard two-story modular buildings for a new high school and then breached that contract in numerous ways, including that we construct the buildings partially off site and partially on site, refusing to accept our shop drawings as submitted when they complied with all applicable contract requirements, providing us with defective contract plans, specifications and designs, including electrical and plumbing that required repeated changes to shop plans and then either refusing to pay for the necessary change orders or refusing to issue them, refusing to allow us to perform our work in the order intended and allowed by the contract, failing to manage the California state mandated inspection program resulting in stand-by cost delays, and refusing to allow us to erect our modular buildings as delivered without first performing extensive and unnecessary testing that required us to repair and partially rebuild the buildings in the field.

On September 26, 2005, we filed a breach of contract lawsuit against the Campbell Union Elementary School District in the California Superior Court for Santa Clara County. We assert that the district improperly terminated our contract and are seeking a determination that we are excused from completing the project for our bonding company or, in the alternative, we are entitled to additional compensation and damages. Pursuant to our contract with the district entered into in October 2003, we submitted our plans for a two-story building that were pre-approved by the Department of State Architect ("DSA"). The district submitted the plans to the DSA's Oakland regional office which unexpectedly refused to approve the plans. The district refused to grant us an extension of time to resolve this issue with the DSA Oakland regional office even though our contract provided for such an extension for unforeseen events and it was the school district's responsibility to have the plans approved by DSA. The district declared us in default in December 2004, and on May 3, 2005, the district made a demand on our bonding company, Liberty Mutual (“Liberty”), to complete the contract. On May 16, 2005 DSA directed its Oakland office to accept our plans as originally submitted. Liberty took over the project in June 2005 and we entered into an agreement with Liberty to complete the work on the project at the original contract price, reserving our rights and claims against the school district.

On January 25, 2006, a class action lawsuit was filed against us and Bayside Solutions, Inc by TRICO Pipes, Aram Hodess, Micah Long and the Plumbers and Steamfitters Local Union No. 159 in the California Superior Court for Alameda County on behalf of those persons we employed on California public work projects from January 25, 2002 to the filing of the complaint. The complaint alleges that we failed to pay these individuals general prevailing wage rates, overtime rates, and required rates for holiday work. It also alleges that we failed to employ registered apprentices, thereby denying such apprentices the opportunity to earn wages. Bayside Solutions, Inc. is a temporary labor service used by us and TRICO Pipes is a joint labor management committee in the plumbing and pipe fitting industry in Contra Costa County.

The complaint seeks restitution for all underpayments of wages, attorneys fees and costs. We have denied liability, but cannot predict with any certainty the outcome of the proceeding. We are unable to ascertain at this time the potential monetary liability or financial impact to us should there be an unfavorable settlement or adverse decision, but we believe that either event could have a material effect on our operations or financial position.

Except for the three proceedings described above, we are not involved in any legal proceedings other than ordinary routine litigation incidental to our business, including product liability, employment disputes, administrative proceedings and commercial litigation. Such proceedings often do not specify the amount of damages sought, and their outcomes are not predictable. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these routine pending proceedings. While they could affect operating results of any one quarter when resolved in future periods, it is management’s opinion that, after final disposition, any monetary liability or financial impact to us from these routine proceedings beyond that provided for at year-end would not be material to our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The matters voted on at the Annual Meeting of Stockholders held December 13, 2005, and the results of the vote were as follows:

1.	To elect a board of 7 directors to hold office until the next Annual Meeting and until their successors are elected and qualified.

Nominee	For	Withheld
David M. Buckley	13,924,925	48,281
Robert W. Campbell	13,924,925	48,281
Daniel J. Donahoe III	13,952,701	20,505
Stanley N. Gaines	13,952,625	20,581
Charles R. Gwirtsman	13,866,887	106,319
Charles C. McGettigan	13,846,205	127,001
Myron A. Wick III	12,574,049	1,399,157

2.	To ratify the appointment of Peterson & Company as the independent auditors of the Company for the fiscal year ending December 31, 2005.

For	Against	Abstain	Broker non-vote
13,970,994	790	1,421	0

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market System under the symbol “MODT”. The range of high and low sales prices for the common stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below, are as follows:

Quarter Ended	High	Low
3/31/04	9.41	7.13
6/30/04	8.09	6.54
9/30/04	8.11	7.10
12/31/04	8.89	7.21

3/31/05	8.87	7.29
6/30/05	8.50	6.20
9/30/05	10.83	5.90
12/31/05	10.20	8.27

On March 1, 2006, the closing sales price on the NASDAQ National Market for a share of our Common Stock was $7.51. The approximate number of holders of record of our Common Stock on March 1, 2006, was 66.

DIVIDEND POLICY

We have not paid a dividend on common stock at any time since 1990. The Board of Directors currently intends to follow a policy of retaining all earnings, if any, to finance our continued growth and development and does not anticipate paying cash dividends on our common stock in the foreseeable future. Our current credit facility prohibits the payment of dividends. Any future determination as to the payment of cash dividends will be dependent upon our financial condition and results of operations, the provisions of our then current credit facilities, and other factors deemed relevant by the Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the number of shares to be issued upon exercise of outstanding options, the weighted-average exercise price of such options, and the number of shares remaining available for issuance as of the end of our most recently completed fiscal year.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,373,300	$9.79	540,402

Equity compensation plans not approved by security holders	N/A	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report. Our statement of operations data for the year ended December 31, 2005 and our balance sheet data as of December 31, 2005 have been derived from our audited consolidated financial statements included elsewhere in this report which have been audited by Peterson and Co., LLP. Our statement of operations data for the years ended December 31, 2004 and 2003 and our balance sheet data as of December 31, 2004 have been derived from our audited consolidated financial statements included elsewhere in this report which have been audited by KPMG LLP, whose report is included elsewhere in this report. Our statement of operations data for the years ended December 31, 2002 and 2001 and our balance sheet data as of December 31, 2003, 2002, and 2001 have been derived from our audited consolidated financial statements, which are not presented in this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:(1) in thousands, except per share amounts
Net sales	$230,324	$185,194	$159,870	$167,973	$201,116
Cost of goods sold	221,376	188,114	147,938	144,782	165,068

Gross profit (loss)	8,948	(2,920)	11,932	23,191	36,048
Selling, general and administrative expenses	15,920	14,495	8,129	7,731	8,586
(Gain) loss on sale of property and equipment	(6)	(745)	1	2	—
Goodwill and covenant amortization	25	29	79	368	3,751

(Loss) income from operations	(6,991)	(16,699)	3,723	15,090	23,711
Interest expense, net	(8,670)	(2,836)	(1,359)	(1,628)	(3,067)
Loss on warrant and embedded derivatives	(5,804)	—	—	—	—
Other income	361	881	31	42	91

(Loss) income before income taxes and cumulative effect of a change in an accounting principle	(21,104)	(18,654)	2,395	13,504	20,735
Income taxes benefit (provision)	—	108	(938)	(5,773)	(9,606)

(Loss) income before cumulative effect of a change in an accounting principle	(21,104)	(18,546)	1,457	7,731	11,129
Cumulative effect of a change in an accounting principle	—	—	—	(37,289)	—

Net (loss) income	(21,104)	(18,546)	1,457	(29,558)	11,129

Net (loss) income available for common shareholders(2)	$(21,104)	$(18,767)	$1,450	$(29,714)	$10,973

Basic (loss) earnings per common share before cumulative effect of a change in an accounting principle	$(1.35)	$(1.35)	$0.11	$0.56	$0.82
Cumulative effect of a change in an accounting principle per common share—basic	—	—	—	(2.76)	—

Basic (loss) earnings per common share	$(1.35)	$(1.35)	$0.11	$(2.20)	$0.82

Basic weighted-average shares outstanding	15,682	13,949	13,708	13,499	13,431

Diluted (loss) earnings per common share before cumulative effect of a change in an accounting principle	$(1.35)	$(1.35)	$0.10	$0.52	$0.76
Cumulative effect of a change in an accounting principle per common share—diluted	—	—	—	(2.57)	—

Diluted (loss) earnings per common share	$(1.35)	$(1.35)	$0.10	$(2.05)	$0.76

Diluted weighted-average shares outstanding	15,682	13,949	14,122	14,492	14,442

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:(1)
Working capital	$3,194	$12,207	$22,127	$28,648	$25,912
Total assets	181,833	179,792	146,209	154,454	186,550
Total liabilities	97,272	87,217	39,188	49,277	52,099
Long-term debt, excluding current portion	14,628	19,756	6,000	12,000	19,000
Shareholders’ equity	84,561	92,575	107,021	105,177	134,451

	Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Operating Data:
Gross (loss) margin	3.9%	(1.6)%	7.5%	13.8%	17.9%
Operating (loss) margin	(3.0)%	(9.0)%	2.3%	9.0%	11.8%
Backlog at period end(3)	$81,000	$172,000	$115,000	$85,000	$80,000

(1)	As summarized in Note 20 to our consolidated 2005 financial statements, certain immaterial corrections were made to prior periods.
(2)
After deduction of preferred stock dividends of $221,000 for the year ended December 31, 2004, $7,000 for the year ended December 31, 2003 and $156,000 for each of the years ended December 31, 2002 and 2001.

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

Key factors which impact demand for our products include a growing population and the resulting increase in school age children in the regions we serve, natural disasters such as the hurricanes in Florida during 2004 and 2005, a generally robust national economy and increased demand from military bases. Demand has increased significantly over the past two years with an increase of 15.8% from 2003 to 2004 and an increase of 24.4% from 2004 to 2005.

Despite these increases in demand, we incurred significant operating losses and negative operating cash flow during 2004 and 2005. Beginning in 2005, we focused on several initiatives to improve our performance, including strict inventory management and implementation of efficiency improvements in a concentrated effort to streamline our manufacturing operations and improve margins. We also sought higher-margin, less-complex, permanent modular construction projects in order to reduce the risk of margin erosion associated with our field operations. We were modestly successful in our turn around efforts in 2005 as our gross profit was $8.9 million compared to a gross loss of $2.9 million in 2004.

A total of approximately $2.4 million in change orders on the Heritage High School project in Northern California are included in both revenue and cost of sales for 2005. These change orders represent incremental work that was outside the original contract. The contract calls for this work to be completed and the change orders submitted for approval and payment after the completion of the work. We complied with this requirement. Although the change orders remain unapproved, we believe it is probable that these costs will be recovered.

We believe that in 2006 our recovery will extend beyond the turn around in gross margin as we continue the gains made in manufacturing and implement further improvements in our control of field operation costs. We believe we have accounted for all the potential cost overruns in our backlog and that we will have positive operating income in 2006. In 2005, we paid $1.1 million in penalties and in fees for amendments to our credit facility that became necessary because of our failure to meet certain financial covenants. In addition, $0.9 million in accrued fees were added to the principal amount of our subordinated convertible note as a result of delays in registering the shares of common stock issued and to be issued upon conversion of the note. The shares have been registered. We do not believe we will incur these types of fees in 2006.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in our statements of operations.

PERCENTAGE OF NET SALES

	Years Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	96.1	101.6	92.5

Gross (loss) profit	3.9	(1.6)	7.5
Selling, general and administrative expenses	6.9	7.8	5.1
Gain on sale of property and equipment	—	(0.4)	—
Covenant amortization	—	—	0.1

(Loss) income from operations	(3.0)	(9.0)	2.3
Interest expense, net	(3.8)	(1.5)	(0.8)
Loss on warrant and embedded derivatives	(2.5)	—	—
Other income	0.1	0.4	—

(Loss) income before income taxes	(9.2)	(10.1)	1.5
Income taxes benefit (provision)	—	0.1	(0.6)

Net (loss) income	(9.2)%	(10.0)%	0.9%

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Net Sales

Net sales for the year ended December 31, 2005, increased by $45.1 million, or approximately 24.4%, when compared to the prior year. When compared to the prior year, Florida sales of $53.7 million were up 120.6%; Texas sales of $19.1 million were up 54.5%; Arizona sales of $29.9 million were down 1.5% and California sales of $127.7 million were up 8.1%.

The large increase in sales in Florida was the result of continued growth in that state's school market and projects resulting from hurricane damage from storms in both 2004 and 2005. The growth in revenues from Texas was due to dealer sales in the last three months of the year generated by reconstruction activity following Hurricanes Katrina and Rita. The increase in California sales was principally from classroom sales, including both relocatable and permanent modular construction, which increased 12.8% to $107.0 million when compared to the prior year. This increase in net sales was due to the high backlog from 2004 being worked down in 2005 and returned to historical levels.

Gross Profit

Gross profit for the year ended December 31, 2005 was $8.9 million, an increase of $11.9 million over the gross loss of $2.9 million recorded the previous year. Gross profit as a percentage of net sales increased to 3.9% in 2005 up from a gross loss of 1.6% in 2004. Although gross profit in 2005 improved significantly over 2004, it was below expectations because of three factors.

First, estimated cost overruns of $4.5 million were charged to the Campbell Union Elementary School District - Monroe Middle School project in San Jose, California during 2005. Second, there were actual cost overruns totaling approximately $7 million on three projects in Florida during the year. Finally, approximately $1.2 million in costs were incurred in closing two plants in California.

A number of issues plagued the Campbell project, including a delay in approval of our plans by the California Department of State Architect. Disputes over the type of construction and project scope, combined with estimated cost increases due to the long delay between the awarding of the contract in late 2003 and the commencement of construction in the last week of December 2005 caused the projected cost overruns. In accordance with AICPA’s Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts these estimated future cost overruns were recorded in 2005 even though most of the costs will be incurred in 2006. The project is scheduled to be completed in May 2006. In an effort to minimize cost overruns on the Campbell project in 2006, we have teamed with a major California construction management company to assist us in managing this project and as a pilot program to evaluate this potential change in project management structure for future large projects.

The disputes over the contract have led to litigation between Modtech and the Campbell school district, which is further described in ITEM 3 of this report.

Completion of the first two-story school project in Florida resulted in actual cost overruns of approximately $4.0 million. The two-story school project, which was bid in late 2003, involved a new, complex product and suffered from manufacturing and field issues related to the complexity of the product. The primary cause of the $3 million in cost overruns on the other two projects was the completion of work in the field that should have been completed in the factory. Since these two projects were shipped, additional controls have been put in place at all of our factories to prevent the premature shipment of unfinished buildings. Management believes these controls have been effective in preventing further cost overruns of this type.

Our facility in Lathrop, California was closed in April, 2005 and subsequently subleased in September, 2005. Closure of this facility resulted in approximately $0.2 million of costs associated with turnover of the facility to the new tenant and the transfer of certain equipment to our primary Perris, California factory. At the end of December 2005, we also closed a small factory in Perris, California, keeping only a storage yard under lease. The cost to transfer certain equipment to our primary Perris, California factory was minimal, but the acceleration of deprecation on leasehold equipment and certain equipment totaled approximately $1.0 million. The closure of these two facilities will reduce future net lease costs by approximately $0.6 million per year.

Selling, General and Administrative Expense

In 2005, selling, general and administrative (SG&A) expenses increased $1.3 million over the prior year to $15.9 million with SG&A costs representing 6.9% of net sales compared to 7.8% of net sales in the prior year. Sarbanes Oxley compliance costs increased due to higher internal costs and costs associated with independent testing. Other incremental SG&A costs were associated with higher volume.

Goodwill

There was no impairment of goodwill recorded for the year ended December 31, 2005 because our fair value (as determined by the December 31, 2005 closing stock price) exceeded book value. In the future, goodwill may be impaired by events or circumstances that lower the fair value below book value. These events or circumstances include, but are not limited to, things such as continued operating losses; unanticipated competition; a significant adverse change in legal factors or in the business climate; or other factors leading to a decline in estimated future cash flows.

Operating Income (Loss)

Operating losses decreased to $7.0 million, or 3% of net sales, for the year ended December 31, 2005 from $16.7 million in losses, or 9% of net sales, for the year ended December 31, 2004.

Interest Expense

Net interest expense increased from $2.9 million in 2004 to $8.7 million in 2005. The increase is attributable to higher interest rates and significantly greater borrowings under our credit facility due to our operating losses during 2005. Also included in 2005 is the amortization of debt issuance costs of $1.0 million and accretion of convertible debt discount in the amount of $1.1 million. In addition, $2 million in penalties and waiver fees were incurred as a result of loan covenant violations and delays in registering the shares of common stock issued in connection with our convertible note. The new credit facility with Bank of America discussed below under "Liquidity" in Item 7 will result in lower interest expense in 2006 due to the reduced debt and the lower interest rates of the facility.

Income Tax Benefit

No benefit for income tax was recorded in 2005. This compares to the benefit for income tax of $0.1 million recorded for the year ended December 31, 2004. Although we expect to return to profitability in 2006, no tax benefit was recognized because under applicable accounting standards our cumulative losses for the three years ended December 31, 2005 are deemed to have created significant negative evidence that it is more likely than not that we will not be able to realize our net deferred tax assets. Therefore, a valuation allowance has been recorded against our net deferred tax assets, which totals $12.3 million at December 31, 2005, and $7.3 million at December 31, 2004. Our 2005 effective tax rate was 23.7% before the deferred tax asset valuation adjustment compared to prior year at 39.6% and is expected to remain approximately within this range for 2006. The lower effective tax rate in 2005 is due primarily to the $5.8 million in non-cash losses for the embedded and warrant derivatives, which are not deductible for tax purposes.

Net Income (Loss)

Net loss increased to $21.1 million for the year ended December 31, 2005 from $18.5 million for the year ended December 31, 2004, an increase of $2.6 million or 13.8%. The $11.5 million in cost overruns on projects described above, $8 million in debt service costs and $5.8 million in non-cash losses for the embedded and warrant derivative liabilities were the primary causes of the net loss in 2005. The non-cash losses resulted primarily from the increase in our stock price during the period which caused a corresponding increase in the embedded and warrant derivative liabilities.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Net sales for the year ended December 31, 2004, increased by $25.3 million, or approximately 15.8%, when compared to the prior year. When compared to the prior year, Florida sales of $24.3 million were up 51.8%; Texas sales of $12.4 million were up 38.0%; Arizona sales of $30.3 million were up 69.6% and California sales of $118.2 million were up 1.0%. The significantly increased sales in Florida were a result of the much anticipated school market opening up because of available state and local funding. The increased sales in Arizona were largely attributable to U.S. military troop housing solutions as bases were reorganized. General improvement in dealer sales also contributed to the sales increase across the company.

California classroom sales, including both relocatable and permanent modular construction declined 8.3% to $94.6 million when compared to the prior year. This decline in net sales is due to timing of specific projects as the overall backlog of California classroom projects grew significantly during the year.

Gross Profit (Loss)

Gross loss for the year ended December 31, 2004 was $2.9 million, a decrease of $14.9 million, or approximately 124.5%, from the $11.9 million gross profit of the prior year. Gross loss as a percentage of net sales was 1.6% in 2004, compared to a gross profit of 7.5% in 2003. The loss was due to several factors.

Cost overruns of $9.7 million were charged to the Heritage High School project in Brentwood, California. Four million dollars of these costs overruns resulted from events that occurred in 2004 and this portion of the cost overrun was identified by us prior to December 31, 2004. The remaining $5.7 million in additional cost overruns was identified in April and May 2005 prior to the issuance of our 2004 consolidated financial statements. These overruns are included in the 2004 results because they relate to certain contract conditions that existed as of December 31, 2004 and the subsequent information obtained during April and May 2005 allowed for the refinement of the loss estimate on this contract prior to the issuance of our consolidated financial statements. This refinement was made pursuant to paragraph 82 of the AICPA’s Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, which states that cost estimate refinements obtained subsequent to the balance sheet date should be included as an adjustment to the unissued financial statements. The Heritage project was substantially completed in the first week of June 2005.

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

We have filed a lawsuit against the Liberty Union High School District for breach of contract to recover our losses on the Heritage project. See "Item 3 - Legal Proceedings."

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

Selling, General and Administrative Expenses

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

Gain on Sale of Property and Equipment

We recognized a gain of $745,000 on the sale of property in Florida in 2004.

Goodwill

There was no impairment of goodwill recorded for the year ended December 31, 2004 because our fair value (as determined by the December 31, 2004 closing stock price) exceeded book value.

Operating Income (Loss)

Operating losses of $16.7 million, or 9.0 % of net sales, were incurred for the year ended December 31, 2004 compared to operating income of $3.7 million, or 2.3%% of net sales, for the year ended December 31, 2003.

Interest Expense

In 2004, net interest expense increased from $1.4 million in 2003 to $2.9 million in 2004. The increase is attributable to higher interest rates and a significantly greater borrowings under our credit facility due to our operating losses during 2004. Also included in 2004 is the amortization of debt issuance costs of $643,000 as a result of the partial extinguishment of a prior credit facility at year-end.

Other Income

We recognized $795,000 of other income related to the settlement of a lawsuit we filed.

Tax Benefit

The benefit for income tax of $0.1 million for the year ended December 31, 2004 compares to a provision of $0.9 million for the year ended December 31, 2003. Minimal tax benefit was recognized because, under applicable accounting standards, our cumulative losses for the three years ended December 31, 2004 created significant negative evidence that it is more likely than not that we will not be able to realize our net deferred tax assets. We therefore recorded a valuation allowance against our net deferred tax assets of $7.3 million. Our 2004 effective tax rate was 39.6% before the deferred tax asset valuation adjustment compared to prior year at 39.2%.

Net Income (Loss)

A net loss of $18.5 million was incurred for the year ended December 31, 2004 compared to net income of $1.5 million for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

In recent years we have funded our operations and capital expenditures mostly with cash generated internally by operations, borrowings under various credit facilities, cash received from exercised options and private placements of equity. On February 25, 2005, we entered into a credit facility with Fortress Credit Corp. (the “Credit Facility”), as administrative and collateral agent, and certain senior lenders as identified in the facility. The credit facility provides $17 million in revolving credit loans (the “Revolving Credit Loan”) and a $21 million term loan (the “Term Loan”). The credit facility is secured by substantially all of our assets. In December 2004, we issued a $25 million Senior Subordinated Secured Convertible Note (the “Note”). Pursuant to the terms of the Convertible Note, $10 million is cash collateralized. On August 5, 2005, we issued 2,046,000 shares of common stock and warrants for an additional 1,023,000 shares of common stock in a private placement for an aggregate price of $11,629,110. In connection with the August 5, 2005 private placement, the Note was amended and restated and its principal balance was increased by $900,000 as a result of accrued late penalties arising out of our failure to timely register the shares of common stock into which the Note is convertible.

The Revolving Credit Loan bears interest per annum, payable monthly, at a variable rate of 3.75% to 4.75% plus the greater of 5% or JPMorgan Chase Bank’s prime rate. The Term Loan bears interest per annum, payable monthly, at the 30-day LIBOR rate plus a variable rate of 7.5% to 8.5%. The variable rates depend on Modtech’s senior secured leverage ratio. Principal payments in the amount of $1 million are due quarterly, with the first payment made on July 1, 2005. Both loans mature and are due and payable on February 25, 2008. As of December 31, 2005 the applicable annual interest rates for the Revolving Credit Loan, Term Loan and letter of credit subfacility were 12.0%, 12.8%, 5.5%, respectively.

The Note bears interest at 7% per annum. Interest on the Note is payable quarterly in cash. The principal amount of the Note is due on December 31, 2009. The Note holder has the option to cause us to redeem up to $8.33 million face amount of the Note on June 30, 2006, $9.23 million on June 30, 2007, and $8.33 million on June 30, 2008. The face amount of $8.33 million, or $6.9 million net discounted value, is therefore classified as current as of December 31, 2005, as this portion may become due and payable within one year at the option of the Note holder.

Both the Note and the Credit Facility contain certain financial convenants, primarily including meeting certain minimum EBITDA (Earnings Before Interest, Taxes and Depreciation) requirements.

During the year ended December 31, 2005 we used cash of approximately $8.2 million for operations. During the year ended December 31, 2004 we used cash of approximately $9.1 million for operations and for the year ended December 31, 2003 our operations provided cash in the amount of approximately $14.1 million. At December 31, 2005, we had $3.3 million in unrestricted cash and cash equivalents, and an additional $16.5 million in restricted cash and working capital of $3.2 million.

We had working capital of $3.2 million, $12.2 million and $22.1 million at December 31, 2005, 2004 and 2003, respectively. In 2005, current assets increased by $6.2 million over the prior year, with a decrease of $2.1 million in cash and restricted cash and a decrease of $4.9 million in income tax receivable offset by an increase of $2.5 million in contracts receivable being the primary factors in the change. Accounts receivable increased primarily due to the higher revenues occurring during the fourth quarter of 2005 compared to 2004, led by the increases in our Texas operations.

Current liabilities increased by $15.2 million for 2005 when compared to the prior year. This increase is primarily due to an increase of $13.0 million in accounts payable and accrued liabilities, including accruals for future loss on certain jobs of $3.8 million, and a $2.7 million increase in current debt compared to the prior year. The increase in current debt resulted from the reclassification of $8.9 million of term debt to current liabilities. This reclassification occurred because operating losses recorded for the quarter ended December 31, 2005 caused us to be in default under the financial covenants of the debt.

Capital expenditures amounted to $1.9 million, $1.4 million and $4.7 million during the years ended December 31, 2005, 2004 and 2003, respectively. In all three years, the majority of expenditures were a result of expanding production capacity at our various facilities. We expect to expend approximately $4.0 million in capital projects in 2006.

We suffered a significant operating loss as well as negative operating cash flow in the latest fiscal year and continue to be subject to certain risks common to companies in our industry as further described in Item 1A. "Risk Factors" above. Our financial performance for the quarter ended December 31, 2005 resulted in the breach of certain financial covenants in our Credit Facility and in our Note from a different lender, which included not meeting the minimum EBITDA covenant requirement. We have obtained a waiver of the breach from our subordinated lender. We have not sought a waiver from the provider of our credit facility as this facility was replaced on March 31, 2006, as discussed below.

On March 31, 2006, we entered into a Loan and Security Agreement (the “B of A Credit Facility”) with Bank of America, N.A and we amended our Note again. The B of A Credit Facility was funded and closed on April 4, 2006. We are in compliance with the financial covenants in both the amended Note and the B of A Credit Facility.

In connection with the B of A Credit Facility, we terminated our credit facility with Fortress Credit Corp. On April 4, 2006, we paid off all amounts borrowed and due under the Fortress credit facility, which aggregated approximately $19.4 million, including approximately $260,000 in accrued interest. There were no early termination penalties incurred by us in connection with the termination of the Fortress credit facility.

The B of A Credit Facility provides for revolving credit loans of up to a maximum principal amount of $25,000,000 (the “Revolver Loans”) and a letter of credit subline in the maximum amount of $12,000,000. The Revolver Loans will bear interest per annum, payable monthly, at a variable rate equal to Bank of America's announced prime rate, plus up to 0.75%. Under certain circumstances, we may elect a LIBOR rate plus 2.00% to 3.00%, in which case, interest will be payable in one, two, three or six month periods selected by us. The variable rates, plus an unused credit line fee of between 0.250% to 0.375% per annum, will depend on our quarterly EBITDA measured on a trailing 12 month basis.

The principal amount of the Revolver Loans is due and payable in full on March 31, 2009. The Revolver Loans may be prepaid from time to time without penalty or premium, but if the B of A Credit Facility is terminated during the first two years, there is a termination fee equal to $500,000 in the first year and $250,000 in the second year. The B of A Credit Facility is secured by substantially all of our assets.

CONTRACTUAL OBLIGATIONS

The following table represents a list of our contractual obligations and commitments as of December 31, 2005:

	Payments Due by Year (amounts in thousands)
	Total	2006	2007	2008	2009	2010	Thereafter
Debt	$43,615	$26,048	$9,233	$8,334		—	—
Operating leases	10,689	$1,476	$1,392	$908	879	879	$5,155

Total contractual cash obligations	$54,304	$27,524	$10,625	$9,242	$879	$879	$5,155

We do not have any capital lease obligations or purchase obligations, nor do we have any other form of long-term liabilities reflected on our consolidated balance sheet under GAAP that are not set forth in the preceding table.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

In the preparation of our consolidated financial statements, we are required to make estimates and assumptions that affect the amount of assets, liabilities, revenue and expense reported in the statements. We base our estimates and assumptions on historical experience and other factors believed to be reasonable under the circumstances and continually evaluate our estimates and assumptions, Nevertheless, estimates are inherently uncertain and actual results could significantly differ from our estimates. We believe that the following discussion addresses our most significant accounting policies.

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

Accrual for Worker’s Compensation Reserve

We are self-insured for workers compensation under a high deductible program. Management bases its accrual estimate on input from the insurance carrier which includes information regarding open and closed cases, historical costs associated with those claims, certain developed costs and an estimate of Incurred But Not Reported (IBNR) claims. Variation from the estimates of future liability claims is not only possible, but probable. The inherent variability may result in actual costs being either above or below the estimates recorded on our consolidated financial statements.

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

Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We attempt to reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes. Risks relating to project delivery, productivity and other factors are considered in the estimation process. Our estimates of revenues and costs on construction contracts change periodically in the normal course of business due to factors such as productivity and modifications of contractual arrangements. Such changes are reflected in the results of operations as a change in accounting estimate in the period the revisions are determined. Provisions for estimated losses are made in the period in which the loss first becomes apparent.

Valuation of the Embedded and Warrant Derivatives

The valuation of our embedded derivatives associated with our $25.9 million convertible subordinated promissory note, and our warrant derivatives, associated principally with the 1,023,000 warrant shares issued in connection with our $11.6 million private equity placement on August 5, 2005, are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with FASB Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and SFAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. We do not believe that adoption of this standard will have an impact on our consolidated financial statements.

SEASONALITY

Historically, our quarterly revenues have been highest in the second and third quarters of each calendar year because a large number of orders for modular classrooms placed by school districts require that classrooms be constructed, delivered and installed in time for the upcoming new school year which generally commences in September. We have typically been able to add employees as needed to respond to the increases in manufacturing output required by this seasonal demand.

Our first and fourth quarter revenues are typically lower due to greater number of holidays and days of inclement weather during such periods. In addition, our operating margins may vary on a quarterly basis depending upon the mix of revenues between standardized classrooms and higher margin customized classrooms and the timing of the completion of large, higher margin customized contracts.

We anticipate that the impact of seasonal demand for classrooms will diminish due to the growing impact of multi-year contracts and increased sales outside the traditional classroom market. However, these factors will not fully offset the impact of inclement weather and concentrations of holidays. So although the impact of seasonal demand is expected to be diminished, revenue and margins in the first and fourth quarters will likely be lower than in the second and third quarters.

The following tables present our unaudited quarterly information for each quarter of fiscal years 2005, 2004 and 2003 and reflects the seasonality of our business. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included elsewhere in this report.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2005:
Net sales	$55,914,000	$65,576,000	$58,297,000	$50,538,000
Gross (loss) profit	(4,226,000)	4,771,000	6,081,000	2,322,000
Net (loss) income	(8,971,000)	(10,656,000)	2,656,000	(4,132,000)
(Loss) earnings per common share:
Basic	$(0.53)	$(0.66)	$0.18	$(0.28)
Diluted	(0.53)	(0.66)	0.18	(0.28)

2004:
Net sales	$45,207,000	$55,950,000	$54,628,000	$29,409,000
Gross (loss) profit	(3,213,000)	(3,023,000)	3,546,000	(230,000)
Net (loss) income	(11,965,000)	(5,639,000)	759,000	(1,701,000)
(Loss) earnings per common share:
Basic	$(0.86)	$(0.41)	$0.05	$(0.12)
Diluted	(0.86)	(0.41)	0.05	(0.12)

2003:
Net sales	$23,143,000	$50,729,000	$45,713,000	$40,285,000
Gross (loss) profit	(3,064,000)	6,010,000	5,212,000	3,774,000
Net (loss) income	(3,242,000)	2,191,000	1,580,000	928,000
(Loss) earnings per common share:
Basic	$(0.24)	$0.16	$0.12	$0.07
Diluted	(0.24)	0.15	0.11	0.07

INFLATION

We are subject to the effects of changing prices. During the years ended December 31, 2005 and December 31, 2003, there was no significant inflationary impact, but during 2004 we realized dramatic and unprecedented increases in the price of certain commodities used in the production of our products, in particular steel, dimensional lumber and plywood products. Many of our contracts at the time did not allow us to pass these costs on to our customers.

Because of the pending reconstruction of the Gulf Coast region following Hurricanes Katrina and Rita in 2005, there is the potential for significant increases in the future cost of lumber and plywood products. While the cost outlook for these and other commodities used in our production is not certain, management believes it can manage these inflationary pressures with sales price adjustments that are allowed by our newer contracts and by actively pursuing internal cost reduction efforts, including improved supply chain and inventory management

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk that a change in the level of one or more market factors such as interest rates, foreign currency exchange rates, or equity prices will result in losses for a certain financial instrument or group of instruments. We are exposed to the risk of increased interest rates on our current credit facility and the risk of loss on credit extended to our customers. We have issued equity instruments, including warrants and a convertible note which contain certain derivatives which fluctuate, primarily as a result of changes in our stock price

INTEREST RATE RISK

We are exposed to the risk of fluctuation in interest rates on our credit facilities. During 2005, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Indebtedness under the senior credit facility we obtained in 2005 bears interest at LIBOR plus additional interest of between 7.5% and 8.5%. The additional interest charge is based upon certain financial ratios. We estimate that the average amount of debt outstanding under the credit facility for 2006 will be $25 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $250,000 for the year. The interest rate on our convertible subordinated promissory note, is fixed.

CREDIT RISK

Our credit terms generally are “net 30” for dealer accounts and defined by contracts which vary for direct sales. We actively monitor the risk of loss through a variety of control procedures involving senior management. Historically, credit losses have been less than 1.0% of sales and within our expectations.

DERIVATIVE LIABILITY RISK

We are exposed to the risk of fair value derivative liability fluctuations in the equity instruments we have issued, which include a $25.9 million convertible note and outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increase or decrease, resulting in a corresponding current period loss or gain to be recognized. Based on the balance on our convertible note, number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2005, a $1 increase or decrease in our stock price results in a non-cash derivative loss or gain of approximately $4.5 million. During 2005, we experienced a $5.8 million non-cash loss on warrant and embedded derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, along with the notes thereto and the Reports of Independent Registered Public Accounting Firm report thereon, required to be filed in response to this Item 8 are attached hereto as exhibits under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, and because of the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

However, we believe that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this Annual Report of Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. The assessment identified the following material weaknesses in our internal control over financial reporting:

1.
During the quarter ending December 31, 2005, there were multiple changes in personnel and an overall understaffing of the finance function. Insufficient staff, at times, did not allow for timely completion of certain tasks, including analysis and review required for full compliance with internal controls. As a result, we identified the following issues as of December 31, 2005:

•	A control failure occurred involving processing of accrual of open invoices and valuation of work-in-process inventory, resulting in misstatements to accrued liabilities, cost of sales and revenue.

•
Our controls associated with accounting for our long-term contracts were not operating effectively. As a consequence, an error was identified relating to the accounting for a contract amount and one concerning the classification of a contract, resulting in misstatements to revenue and cost of sales.

The identified misstatements were corrected prior to the issuance of our 2005 consolidated financial statements and we believe that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal year presented in this Annual Report of Form 10-K.

2.
Several general control deficiencies in information technology, in the aggregate, were considered a material weakness. Similar information technology control deficiencies were reported as a material weakness in our Form 10-K for the year ended December 31, 2004, and, therefore, remains unremediated. The specific control deficiencies noted as of December 31, 2005, were as follows:

•	We did not have a sufficiently comprehensive review of segregation of duties regarding access rights when employees changed positions.

•	System limitations allow unrestricted access rights to certain applications.

•	Removal of access rights for terminated employees was not always done on a timely basis. Although no security breaches occurred, the potential for such breaches exists.

•	Inadequate monitoring of server backups allowed one location to not be properly backed up over one weekend.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management concludes that, as of December 31, 2005, our internal control over financial reporting was not effective.

(c) Changes in Internal Control over Financial Reporting

In order to remediate a material weakness reported in our Form 10-Q for the quarter ended September 30, 2005, and complete the remediation of a remaining material weakness reported in our Form 10-K for the year ended December 31, 2004, we made the following change during the quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

•	We completed the access, recalculation and change management controls relative to certain EXCEL spreadsheets.

In order to address the material weaknesses described above in Item 9A(b), including the remaining information technology material weakness reported in our Form 10-K for the year ended December 31, 2004, management will take the following actions in 2006:
•	Hire three additional finance staff, including two internal auditors. This search was initiated in January.

•
Require each General Manager and Regional Controller to certify monthly, in writing, that all policies and procedures have been followed and maintained and all controls over critical processes have been adequately performed.

•	Include internal control requirements as part of the orientation for new supervisors.

•	Provide additional tools to facilitate the performance of internal controls.

•	Include internal control compliance in evaluating certain employee’s performance.

•	Implement a new general ledger accounting system during 2006.

Our management believes that the above remediation measures as outlined, will address the material weaknesses described above. The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference from the definitive proxy statement for our next annual stockholders' to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days after the end of our most recently completed fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the definitive proxy statement for our next annual stockholders' to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days after the end of our most recently completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the definitive proxy statement for our next annual stockholders' to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days after the end of our most recently completed fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference from the definitive proxy statement for our next annual stockholders' to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days after the end of our most recently completed fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the definitive proxy statement for our next annual stockholders' to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days after the end of our most recently completed fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits and Financial Statement Schedules

1 & 2. Index to Financial Statements

The following financial statements and financial statement schedule of the Company, along with the notes thereto and the Reports of Independent Registered Public Accounting Firm, are filed herewith, as required by Part II, Item 8 hereof.

All other financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto, the amounts involved are not significant, or the schedules are not applicable.

3. Exhibits

Exhibit Number	Name of Exhibit
3.1(1)	Certificate of Incorporation of the Company.

3.2(2)	Bylaws of the Company.

10.1(3)	Company’s 1994 Stock Option Plan.

Exhibit Number	Name of Exhibit
10.2(3)	Company’s 1996 Stock Option Plan.

10.3(3)	Company’s 1999 Stock Option Plan.

10.4(3)	Company’s 2002 Stock Option Plan.

10.5(2)	Employment Agreement between the Company and Evan M. Gruber.

10.6(2)	Employment Agreement between the Company and Michael G. Rhodes.

10.7(3)	Separation Agreement between the Company and Evan M. Gruber.

10.8(3)	Separation Agreement between the Company and Michael G. Rhodes.

10.9(3)	Employment Agreement between the Company and David M. Buckley

10.10(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett property in Perris, California

10.11(4)	Lease between the Company and BMG, relating to the property in Lathrop, California

10.12(5)	Credit Agreement between the Company and Wells Fargo Bank, N.A., as administrative agent, dated December 26, 2001

10.13(6)	Securities Purchase Agreement, dated December 31, 2004

10.14(6)	Senior Subordinated Secured Convertible Note, dated December 31, 2004

10.15(6)	Warrant to Purchase Common Stock issued December 31, 2004, dated December 31, 2004

10.16(6)	Registration Rights Agreement, dated December 31, 2004

10.17(6)	Pledge and Security Agreement, dated December 31, 2004

10.18(6)	Intercreditor Agreement, dated December 31, 2004

10.19(6)	Amendment and Forbearance Agreement among the Company, Wells Fargo Bank, N.A., Union Bank of California, N.A. and Comerica Bank California, dated December 29, 2004.

10.20(7)	Financing Agreement between the Company and Fortress Credit Corp. as administrative agent, dated February 25, 2005.

10.21(8)	Amendment Number 1 to Industrial Real Estate Lease between Modtech Holdings, Inc. and BMG2 Enterprises, dated July 29, 2005

10.22(8)	Sublease between Modtech Holdings, Inc. and Boise Building Solutions Distribution, L.L.C., dated July 29, 2005

10.23(9)	Securities Purchase Agreement with Modtech Holdings, Inc. dated August 5, 2005

10.24(9)	First Amendment and Waiver of Financing Agreement between Fortress and Modtech Holdings, Inc., dated August 5, 2005

10.25(9)	First Amendment and Restated Registration Rights Agreement, dated August 5, 2005

10.26(9)	Amended and Restated Senior Subordinated Secured Convertible Note, dated August 5, 2005

10.27(9)	Consent, Waiver, Amendment and Exchange Agreement, dated August 5, 2005 (“Waiver”)

10.28(9)	Form of Voting Agreement executed pursuant to Waiver

10.29(9)	Form of Lock Up Letter executed pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.30(9)	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.31(9)	Warrant for 8,276 shares of common stock, dated August 5, 2005

10.32(10)	Second Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated September 19, 2005

Exhibit Number	Name of Exhibit
10.32(11)	Third Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated December 22, 2005

10.33	Intercreditor Agreement dated March 31, 2006

10.34	Loan and Security Agreement dated March 31, 2006

10.35	Amendment Agreement dated March 31, 2006

23.1	Consent of Independent Registered Public Accounting Firm — Peterson & Co., LLP

23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).

(4)	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 1, 2002 (Commission File No. 000-25161).

(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).

(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on March 2, 2005 (Commission File No. 000-25161).

(8)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q/A filed with the Commission on October 17, 2005 (Commission File No. 000-25161).

(9)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on August 9, 2005 (Commission File No. 000-25161).

(10)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 23, 2005 (Commission File No. 000-25161).

(11)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on December 29, 2005 (Commission File No. 000-25161)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODTECH HOLDINGS, INC., a Delaware corporation

Date: April 4, 2006	By:	/s/ DAVID M. BUCKLEY

David M. Buckley President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ DAVID M. BUCKLEY David M. Buckley	Director, President & Chief Officer Executive (Principal Executive Officer)	April 4, 2006

/s/ ROBERT W. CAMPBELL Robert W. Campbell	Director	April 4, 2006

/s/ DANIEL J. DONAHOE Daniel J. Donahoe	Director	April 4, 2006

/s/ STANLEY GAINES Stanley Gaines	Director	April 4, 2006

/s/ CHARLES R. GWIRTSMAN	Director	April 4, 2006
Charles R. Gwirtsman

/s/ CHARLES C. MCGETTIGAN Charles C. McGettigan	Director, Chairman of the Board	April 4, 2006

/s/ MYRON A. WICK III Myron A. Wick III	Director	April 4, 2006

/s/ DENNIS L. SHOGREN Dennis L. Shogren	Chief Financial Officer (Principal Accounting Officer)	April 4, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Modtech Holdings, Inc.
Perris, California

We have audited the accompanying consolidated balance sheet of Modtech Holdings, Inc. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedule II for the year ended December 31, 2005. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modtech Holdings, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Peterson & Co., LLP
San Diego, California
April 4, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Modtech Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Modtech Holdings, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modtech Holdings, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the years in the two-year period ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP
Costa Mesa, California
June 16, 2005

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,263,000	$11,799,000
Restricted cash - current portion	11,452,000	—
Contracts receivable, less allowance for contract adjustments of $616,000 in 2005 and $1,526,000 in 2004	40,687,000	38,177,000
Costs and estimated earnings in excess of billings on contracts	16,050,000	9,273,000
Inventories	12,047,000	13,603,000
Prepaid assets	960,000	1,352,000
Income tax receivable	6,000	4,878,000
Other current assets	1,373,000	586,000

Total current assets	85,838,000	79,668,000

Property and equipment, net	14,518,000	15,511,000
Restricted cash	5,000,000	10,000,000
Goodwill	71,903,000	71,903,000
Covenants not to compete, net	4,000	29,000
Debt issuance costs, net	3,993,000	2,068,000
Other assets	577,000	613,000

	$181,833,000	$179,792,000

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

December 31, 2005 and 2004
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,687,000	$20,284,000
Accrued compensation	2,634,000	3,214,000
Accrued insurance expense	3,688,000	4,402,000
Provision for estimated losses on contracts	3,790,000	4,298,000
Embedded derivative liability	7,849,000	4,682,000
Warrant derivative liability	6,192,000	951,000
Accrued warranty	930,000	768,000
Other accrued liabilities	3,415,000	2,535,000
Billings in excess of costs and estimated earnings on contracts	3,809,000	4,427,000
Current revolving credit line	4,819,000	16,900,000
Current maturities of long-term debt, net	19,831,000	5,000,000

Total current liabilities	82,644,000	67,461,000

Long-term debt, net, excluding current portion	14,628,000	19,756,000

Total liabilities	97,272,000	87,217,000

Commitments and contingencies (Notes 17 and 19)
Shareholders’ equity:
Series A preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $.01 par value. Authorized 25,000,000 shares; issued and outstanding 17,062,219 and 14,479,082 in 2005 and 2004, respectively	170,000	145,000
Additional paid-in capital	96,640,000	83,575,000
(Accumulated deficit) retained earnings	(12,249,000)	8,855,000

Total shareholders’ equity	84,561,000	92,575,000

	$181,833,000	$179,792,000

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2005, 2004 and 2003
	2005	2004	2003
Net sales	$230,324,000	$185,194,000	$159,870,000
Cost of goods sold	221,376,000	188,114,000	147,938,000

Gross profit (loss)	8,948,000	(2,920,000)	11,932,000
Selling, general, and administrative expenses	15,920,000	14,495,000	8,129,000
(Gain) loss on sale of property and equipment	(6,000)	(745,000)	1,000
Covenant amortization	25,000	29,000	79,000

(Loss) income from operations	(6,991,000)	(16,699,000)	3,723,000

Other (expense) income:
Interest expense	(9,028,000)	(2,867,000)	(1,444,000)
Interest income	358,000	31,000	85,000
Loss on warrant and embedded derivatives	(5,804,000)	—	—
Other, net	361,000	881,000	31,000

	(14,113,000)	(1,955,000)	(1,328,000)

(Loss) income before income taxes	(21,104,000)	(18,654,000)	2,395,000
Income tax benefit (provision)	—	108,000	(938,000)

Net (loss) income	(21,104,000)	(18,546,000)	1,457,000

Series A preferred stock dividend	—	221,000	7,000
Net (loss) income applicable to common shareholders	$(21,104,000)	$(18,767,000)	$1,450,000

Basic (loss) earnings per common share	$(1.35)	$(1.35)	$0.11

Basic weighted-average shares outstanding	15,682,357	13,949,372	13,707,610

Diluted (loss) earnings per common share	$(1.35)	$(1.35)	$0.10

Diluted weighted-average shares outstanding	15,682,357	13,949,372	14,122,334

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2005, 2004 and 2003

	Series A Preferred Stock		Common Stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Shareholders’ equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2002	138,924	$1,000	13,524,491	$135,000	$78,876,000	$26,165,000	$105,177,000
Exercise of options, including tax benefit of $185,000	—	—	82,984	1,000	386,000	—	387,000
Series A conversion to common stock	(138,924)	(1,000)	138,924	1,000	—	—	—
Net income	—	—	—	—	—	1,457,000	1,457,000
Balance, December 31, 2003	—	—	13,746,399	137,000	79,262,000	27,622,000	107,021,000
Exercise of options, including tax benefit of $873,000	—	—	732,683	8,000	4,259,000	—	4,267,000
Compensation expense related to accelerated option vestiture	—	—	—	—	54,000	—	54,000
Dividends paid on Series A preferred stock	—	—	—	—	—	(221,000)	(221,000)
Net loss	—	—	—	—	—	(18,546,000)	(18,546,000)
Balance, December 31, 2004	—	—	14,479,082	145,000	83,575,000	8,855,000	92,575,000
Private placement of common stock	—	—	2,046,000	20,000	11,609,000	—	11,629,000
Equity issuance costs		—	—	—	(578,000)	—	(578,000)
Warrant derivatives issued with private placement	—	—	—	—	(2,448,000)	—	(2,448,000)
Exercise of options, including tax benefit of $290,000	—	—	537,137	5,000	4,482,000	—	4,487,000
Net loss	—	—	—	—	—	(21,104,000)	(21,104,000)
Balance, December 31, 2005	—	$—	17,062,219	$170,000	$96,640,000	$(12,249,000)	$84,561,000

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(21,104,000)	$(18,546,000)	$1,457,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on abandonment of leasehold improvements	979,000	—	—
Depreciation and amortization	2,862,000	2,885,000	2,101,000
Provision for contract adjustments	731,000	500,000	282,000
Deferred income taxes	—	2,987,000	(64,000)
Compensation expense related to accelerated option vestiture	—	54,000	—
(Gain) loss on sale of property and equipment	(6,000)	(745,000)	1,000
Non-cash interest expense	1,150,000	—	—
Non-cash loss on embedded derivatives	3,027,000	—	—
Non-cash loss on warrant derivatives	2,777,000	—	—
Accretion of convertible debt discount	1,064,000	—	—
(Increase) decrease in assets:
Contracts receivable	(3,241,000)	(11,252,000)	4,702,000
Costs and estimated earnings in excess of billings on contracts	(6,777,000)	262,000	8,388,000
Inventories	1,556,000	(6,762,000)	1,515,000
Due from affiliates	—	1,867,000	(499,000)
Income tax receivable	5,162,000	(2,979,000)	(1,252,000)
Prepaid and other assets	(359,000)	2,529,000	(1,482,000)
Increase (decrease) in liabilities:
Accounts payable	5,403,000	13,964,000	(3,538,000)
Accrued compensation	(580,000)	349,000	(779,000)
Accrued insurance expense	(714,000)	1,184,000	1,030,000
Provision for estimated losses on contracts	(508,000)	4,176,000	86,000
Accrued warranty	162,000	—	—
Other accrued liabilities	880,000	(143,000)	536,000
Billings in excess of costs and estimated earnings on contracts	(618,000)	610,000	1,573,000

Net cash (used in) provided by operating activities	(8,154,000)	(9,060,000)	14,057,000

Cash flows from investing activities:
Proceeds from sale of equipment	118,000	2,405,000	28,000
Purchase of property and equipment	(1,897,000)	(1,427,000)	(4,665,000)

Net cash (used in) provided by investing activities	(1,779,000)	978,000	(4,637,000)

Cash flows from financing activities:
Net principal (payments) borrowings under revolving credit line	(19,379,000)	9,500,000	(1,600,000)
Principal payments on long-term debt	(13,105,000)	(7,000,000)	(7,000,000)
Proceeds from issuance of long-term debt	27,898,000	25,000,000	—
Increase in restricted cash	(6,452,000)	(10,000,000)	—
Payment of debt issuance costs	(2,813,000)	(1,914,000)	(113,000)
Net proceeds from issuance of common stock	15,248,000	3,394,000	202,000
Dividends paid related to Series A preferred stock	—	(221,000)	—

Net cash provided by (used in) financing activities	1,397,000	18,759,000	(8,511,000)

Net (decrease) increase in cash and cash equivalents	(8,536,000)	10,677,000	909,000
Cash and cash equivalents at beginning of year	11,799,000	1,122,000	213,000

Cash and cash equivalents at end of year	$3,263,000	$11,799,000	$1,122,000

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

 (1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Modtech Holdings, Inc. and its subsidiaries (“Modtech”, “we”, “our”, or the “Company”) design, manufacture, market and install modular and relocatable classrooms and commercial and light industrial modular buildings.

Our classrooms are sold primarily to California school districts. We also sell classrooms to the State of California and to leasing companies, who lease the classrooms principally to California school districts. Our modular classrooms include standardized units prefabricated at our manufacturing facilities, as well as customized units that are modular in design but constructed on site using components we manufacture. We also sell both standard and custom classrooms outside California, principally in Florida.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, contracts receivable, costs and estimated earnings in excess of billings on contracts, prepaid and other assets, accounts payable, accrued liabilities, and billings in excess of estimated earnings on contracts are measured at cost which approximates their fair value due to the short maturity period of the instruments. The carrying amount of the revolving credit line and long-term debt approximate their fair value because the interest rate on these instruments fluctuates with market interest rates. Our Subordinated Convertible Note has a net carrying value of approximately $21.6 million at December 31, 2005, which approximates fair value. The embedded derivatives and the outstanding warrants have a fair value of $7.8 million and $6.2 million, respectively, at December 31, 2005 (See Note 7). The estimated fair value of these amounts has been determined using available market information and appropriate valuation methodologies.

Revenue Recognition

Construction Contracts

Construction contracts are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

Claims for additional contract costs are recognized upon a signed change order from the customer or in accordance with paragraphs 62 and 65 of the AICPA’S Statement of Position (SOP) 81-1. Accounting for Performance of Construction - Type and Certain Production - Type Contracts.

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

Restricted cash as of December 31, 2005 consists of $10.0 million in cash collateral required under our $25.9 million Subordinated Convertible Note and $6.5 million in cash collateral required by a letter of credit subfacility under our credit facility (See Note 7). Five million dollars of the $10.0 million cash collateral is classified as long-term as defined in the Subordinated Convertible Note. The cash collateral required by the letter of credit subfacility is classified as short-term matching the underlying note classification (See Note 7). The remaining restricted cash amounts are classified as long-term assets as of December 31, 2005 according to the terms of their respective contracts.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line and accelerated methods over the following estimated useful lives:

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There was no goodwill impairment recorded for the years ended December 31, 2005, 2004, and 2003.

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

Warrant Derivative Liability

The Company accounts for warrants issued in connection with financing arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Potentially Settled in, a Company’s Own Stock) (“EITF 00-19”).  Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability.  The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings (See Note 13).

Stock Option Plans

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25”, to account for fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, ‘Accounting for Stock-Based Compensation”, and FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” — as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2005	2004	2003
Net (loss) income
As reported	$(21,104,000)	$(18,546,000)	$1,457,000
Deduct stock-based compensation expense determined under fair-value based method, net of tax	(425,000)	(896,000)	(340,000)

Pro forma	$(21,529,000)	$(19,442,000)	$1,117,000

Basic (loss) earnings per share
As reported	$(1.35)	$(1.35)	$0.11

Pro forma	$(1.37)	$(1.39)	$0.08

Diluted (loss) earnings per share
As reported	$(1.35)	$(1.35)	$0.10

Pro forma	$(1.37)	$(1.39)	$0.08

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

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to our cumulative losses for the three years ended December 31, 2005, we provided for a full valuation allowance on our net deferred tax assets, reducing these to zero. This valuation allowance and the amount of the deferred tax assets considered realizable could change if projected future taxable income is realized.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Segment Information

We apply the provisions of Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Statement No. 131 establishes standards for reporting financial and descriptive information about an enterprise’s operating segments in its annual consolidated financial statements and selected segment information in interim financial reports. In 2005, 2004 and 2003, we had one operating segment and in accordance with Statement No. 131, only enterprise-wide disclosures have been provided.

Reclassification

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.

Comprehensive (Loss) Income

We have no components of other comprehensive (loss) income. Accordingly, comprehensive (loss) income is the same as net (loss) income for each period presented.

New Accounting Standards

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”, a revision to Statement No. 123, Accounting for Stock-Based Compensation. This statement replaces Statement No. 123 and supersedes APB No. 25. This statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. Statement 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We are required to adopt Statement 123R effective January 1, 2006. We believe the adoption of Statement 123R may have a material effect on our financial results, however, the full effect of adopting Statement 123R has not been determined.

(2) Contracts Receivable

Contracts receivable consisted of customer billings for:

	2005	2004
Completed contracts	$19,112,000	$17,292,000
Contracts in progress	14,938,000	14,737,000
Retentions	7,253,000	7,674,000

	41,303,000	39,703,000
Less allowance for contract adjustments	(616,000)	(1,526,000)

	$40,687,000	$38,177,000

Retentions are expected to be collected within 12 months.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

During 2005, we recorded and billed $0.8 million in revenue related to scope-approved but unpriced change orders for the Heritage project in accordance with the guidelines in SOP 81-1 paragraph 62. We believe it is probable that the documented costs will be recovered through a change in the contract price and, therefore, revenue was recognized to the extent of the costs incurred.

During 2005, we also recorded and billed an additional $1.6 million in revenue related to unapproved change orders in accordance with the guidelines in SOP 81-1 paragraph 65. We met the four conditions outlined in SOP 81-1 paragraph 65 in order to satisfy the two requirements necessary for revenue recognition: 1) it is probable the claims will result in additional contract revenue and 2) the costs can be reliably estimated.

(3) Costs and Estimated Earnings in Excess of Billings on Contracts

Customer billing is determined by the “schedule of values” in accordance with contract terms as agreed to by all parties. Timing differences between costs incurred and billings based on the contract terms generate the costs and estimated earnings in excess of billings.

Net costs and estimated earnings in excess of billings on contracts consisted of:

	2005	2004
Net costs and estimated earnings on uncompleted contracts	$196,306,000	$179,639,000
Billings to date	(184,595,000)	(174,953,000)

	11,711,000	4,686,000
Net under (over) billed receivables from completed contracts	530,000	160,000

	$12,241,000	$4,846,000

These amounts are shown in the accompanying consolidated balance sheets under the following captions:

	2005	2004
Costs and estimated earnings in excess of billings on uncompleted contracts	$15,520,000	$9,088,000
Costs and estimated earnings in excess of billings on completed contracts	530,000	185,000

Costs and estimated earnings in excess of billings on contracts	16,050,000	9,273,000

Billings in excess of costs and estimated earnings on uncompleted contracts	(3,809,000)	(4,402,000)
Billings in excess of costs and estimated earnings on completed contracts	—	(25,000)

Billings in excess of costs and estimated earnings on contracts	(3,809,000)	(4,427,000)

	$12,241,000	$4,846,000

 (4) Inventories

Inventories consist of:

	2005	2004
Raw materials	$9,211,000	$10,317,000
Work-in-process	2,630,000	2,188,000
Finished goods	206,000	1,098,000
	$12,047,000	$13,603,000

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(5) Property and Equipment, Net

Property and equipment, net consists of:

	2005	2004
Leasehold improvements	$12,799,000	$13,851,000
Machinery and equipment	5,190,000	8,207,000
Office equipment	2,767,000	1,810,000
Land	372,000	372,000
Construction-in-progress	716,000	1,394,000
Trucks and automobiles	864,000	785,000
Buildings	2,393,000	2,420,000
Land and building improvements	677,000	598,000

	25,778,000	29,437,000
Less accumulated depreciation and amortization	(11,260,000)	(13,926,000)

	$14,518,000	$15,511,000

Total depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $1,799,000, $1,653,000 and $1,719,000, respectively.

(6) Goodwill

Statement No. 142, requires us to test for impairment of goodwill at least annually. The result of this analysis during 2005 and 2004 did not require us to recognize an impairment loss.

The changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2002	$72,384,000
Goodwill acquired during the period	—
Impairment loss	—
Deferred tax adjustments	(481,000)

Balance as of December 31, 2003	71,903,000
Goodwill acquired during the period	—
Impairment loss	—

Balance as of December 31, 2004	71,903,000
Goodwill acquired during the period	—
Impairment loss	—

Balance as of December 31, 2005	$71,903,000

(7) Long-Term Debt and Revolving Credit Line

As of December 31, 2005, we had outstanding a $38 million credit facility with Fortress Credit Corporation (the “Credit Facility”) and a $25.9 million subordinated convertible promissory note with another lender (the “Note”). The Credit Facility was entered into during the quarter ended March 31, 2005, and the Note was issued on December 31, 2004 and was amended and restated on August 5, 2005.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Credit Facility

The Credit Facility provides for revolving credit loans in an aggregate principal amount not to exceed $17.0 million at any time (the “Revolving Credit Loan”) and a term loan in the aggregate principal amount of $21.0 million (the “Term Loan”). The Revolving Credit Loan also provides for a letter of credit subfacility in the maximum amount of $10.0 million. This letter of credit subfacility is also secured by a cash collateral account, which is recorded as restricted cash on our consolidated balance sheet as of December 31, 2005. The Credit Facility is secured by substantially all of our assets.

On August 5, 2005, in connection with the closing of the Equity Issuance (See Note 13), we entered into a first amendment to the Credit Facility which amended certain financial covenants and waived any prior non-compliance with such covenants. On September 19, 2005, we entered into a second amendment to the Credit Facility which increased the rate at which we can borrow funds from once to twice within any period of five consecutive business days and revised the definition of the borrowing base to include all cash and cash equivalents up to a maximum of $5.0 million. Previously, the Credit Facility excluded the first $5.0 million of cash and cash equivalents from the borrowing base. Pursuant to this second amendment, we are required to pay down our Revolving Credit Loan whenever our cash and cash equivalents exceed $5.0 million and we are prohibited from accumulating cash and cash equivalents in excess of $5.0 million until the Revolving Credit Loan has been paid off in full.

During 2005, we made principal payments on our Term Loan totaling $8.1 million. These principal payments reduced the long-term portion of the Term Loan and correspondingly reduced our overall maximum credit under this facility from $38.0 million to $29.9 million.

The Revolving Credit Loan bears interest per annum, payable monthly, at a variable rate of 3.75% to 4.75% plus the greater of 5% or JPMorgan Chase Bank’s prime rate. The Term Loan bears interest per annum, payable monthly, at the 30-day LIBOR rate plus a variable rate of 7.5% to 8.5%. The variable rates depend on Modtech’s senior secured leverage ratio. Principal payments in the amount of $1 million are due quarterly, with the first payment made on July 1, 2005. Both loans mature and are due and payable on February 25, 2008. As of December 31, 2005 the applicable annual interest rates for the Revolving Credit Loan, Term Loan and letter of credit subfacility were 12.0%, 12.8%, 5.5%, respectively.

The Term Loan balance totals $12.9 million, and the revolving Credit Loan balance totals $4.8 million as of December 31, 2005 and the entire balance has been classified as current as we were in default of certain financial covenants. We did not seek waivers for this default due to the replacement of the Credit Facility with a new credit facility on April 4, 2006 (See Note 22).

Convertible Note and Embedded Derivatives

On August 5, 2005, in connection with the 2005 Equity Issuance (See Note 13), we also amended and restated our $25.0 million Note to increase the principal amount to $25.9 million to cover amounts owed under an existing Registration Rights Agreement for failure to timely file a registration statement covering the shares issuable upon conversion of the Note and exercise of a warrant held by the Note holder. In connection with the amendment to the Note, we also issued a new warrant to the Note holder exercisable for 8,276 shares of common stock (“New Warrant”). This New Warrant is in addition to the 229,886 shares issuable upon exercise of the existing warrant.

The conversion price of the amended Note and the exercise price of both the warrants have been reduced from $8.70 per share to $8.57 and $8.56 per share, respectively, due to an adjustment pursuant to customary anti-dilution provisions resulting from the 2005 Equity Issuance. This adjustment in the exercise price correspondingly increased the number of shares convertible on the Note to 3,022,171 shares of common stock and the total number of shares exercisable for both warrants to 242,057 shares of common stock. The conversion price of the Note and the exercise price of either warrant cannot be reduced below $8.57 and $8.56 per share, respectively, without stockholder approval. We obtained stockholder approval of the 2005 Equity Issuance on January 3, 2006 which reduced the conversion price

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

of the Note and the exercise price of both warrants to $7.82 per share. The Note holder may convert the Note or exercise either warrant at any time or from time-to-time.

The $0.9 million increase in the amended and restated Note was recorded net of a discount, including $16,000 representing the estimated fair value of the New Warrant issued and $140,000 for the value of the underlying embedded derivatives (as further described below). The New Warrant may be exercised at any time after issuance and will expire on December 31, 2009. The valuation of the New Warrant issued was determined using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 45.0%, risk free interest rate of 3.79% and a remaining contractual life of 4.4 years. The valuation of the embedded derivatives were derived by using various other valuation methods, which included Black-Scholes option pricing models. The total value of $156,000 including the embedded derivatives and the New Warrant has been deducted as an additional discount to the face value of the amended $25.9 million Note and recorded as a component of accrued liabilities as of December 31, 2005. This discount will be accreted to interest expense over the remaining term of the Note.

The Note bears interest at 7% per annum. Interest on the Note is payable quarterly in cash. The principal amount of the Note is due on December 31, 2009. The Note holder has the option to cause us to redeem up to $8.33 million face amount of the Note on June 30, 2006, $9.23 million on June 30, 2007, and $8.33 million on June 30, 2008. The face amount of $8.33 million, or $6.9 million net discounted value, is therefore classified as current as of December 31, 2005, as this portion may become due and payable within one year at the option of the Note holder.

The Note is secured by a first priority, perfected security interest in certain cash collateral placed in a restricted, segregated collateral account. The amount of cash collateral required to be maintained in this account is $10.0 million and is recorded as restricted cash on our consolidated balance sheet as of December 31, 2005. The cash collateral is not accessible for use by us until such time as it is released. The cash held in the cash collateral account will be reduced as certain financial milestones are met and can be used, in part, to fund optional redemptions that may be exercised by the

Note holder on June 30 of 2006, 2007 and 2008, or upon an “event of default” as defined under the Note. The Note is also secured by a second priority security interest in our assets, subordinated only to certain of our senior indebtedness, including our Credit Facility.

During the twelve months ended December 31, 2005, $1.7 million in additional interest expense was recorded due to delayed registration of the common shares that are convertible under the Note by the Note holder. Also included in interest expense for the year ended December 31, 2005 is $1,064,000 due to non-cash accretion of the discount on the Note.

There are certain embedded derivatives associated with the Note. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the Note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with Financial Accounting Standards Board (FASB) Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. We conducted a valuation of these embedded derivatives as of December 31, 2005 using various valuation methods, which included Black-Scholes option pricing models. Due to the increase in our stock price from $7.87 at December 31, 2004 to $9.34 at December 31, 2005 and the decrease in the exercise price of the Note from $8.70 to $8.57 (as described above), the valuation conducted as of December 31, 2005 resulted in a non-cash loss of $5,804,000, with a corresponding increase in the embedded derivative liability, which is included as a component of accrued liabilities at December 31, 2005. As of December 31, 2005, the fair value of the embedded derivative liability is $7,849,000.

The discounted balance on the Note totals $21.5 million as of December 31, 2005, with $6.9 million classified as current (as described above) and the remaining $14.6 million classified as long-term.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Long-term debt consists of:

	2005	2004
Term Loan	$12,896,000	$5,000,000
Convertible Note	25,900,000	25,000,000
Long-term debt	38,796,000	30,000,000
Less unamortized discount on Convertible Note	(4,337,000)	(5,244,000)
Long-term debt, net	34,459,000	24,756,000
Less current portion of Term Loan	(12,896,000)	(5,000,000)
Less current portion of Convertible Note	(6,935,000)	—
Total long-term debt, net, excluding current portion	$14,628,000	$19,756,000

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2005 are as follows:

Year Ending December 31:
2006	$21,229,000
2007	9,234,000
2008	8,333,000
2009	—
2010	—
Thereafter	$38,796,000

(8) Income Taxes

The components of the 2005, 2004 and 2003 provision for Federal and state income tax benefit (expense) computed in accordance with Statement No. 109 are summarized below:

	2005	2004	2003
Current:
Federal	$—	$3,246,000	$(808,000)
State	—	6,000	(194,000)
Deferred:
Federal	—	(2,463,000)	(21,000)
State	—	(681,000)	85,000

	$—	$108,000	$(938,000)

The tax benefits associated with the exercise of employee stock option plans of $290,000, $873,000 and $185,000 in 2005, 2004 and 2003, respectively, were recorded directly to additional paid-in capital.

Income tax benefit (expense) attributable to (loss) income from operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax (loss) income from operations as a result of the following:

	2005	2004	2003
Taxes, U.S. statutory rates	34.0%	34.0%	(34.0)%
State taxes, less Federal benefit	3.6	4.7	(4.9)
Effect on non-deductible expense - derivatives	(9.4)	—	—
Effect of non-deductible expenses - convertible Note interest	(4.6)	(0.8)	(1.3)
Other	0.1	1.7	1.0
Change in valuation allowance	(23.7)	(39.0)	—

Total taxes on loss (income)	0.0%	0.6%	(39.2)%

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Allowances and accruals not recognized for income tax purposes	$4,023,000	$5,206,000
Federal net operating loss carryforward	6,461,000	579,000
State net operating loss carryforward	2,303,000	986,000
Federal AMT credit carryforward	243,000	243,000
Covenants not to compete	739,000	797,000
Other	288,000	223,000

Total gross deferred tax assets	14,057,000	8,034,000
Less valuation allowance	(12,288,000)	(7,279,000)

Net deferred tax assets	1,769,000	755,000

Deferred tax liabilities:
Prepaid expenses	(166,000)	(167,000)
Property and equipment	(541,000)	(433,000)
Billings in excess of costs and estimated earnings on contracts	—	(155,000)
State taxes	(1,059,000)	—
Other	(3,000)	—

Total gross deferred tax liabilities	(1,769,000)	(755,000)

Total net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets is a State net operating loss carryforward of $30.7 million, which will begin expiring in 2014, and a Federal net operating loss carryforward of $19.0 million, of which $2.7 million will expire in 2024 and $16.3 million will expire in 2025. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses for the three years ended December 31, 2005 we have provided a valuation allowance in the amount of $12.3 million reducing the net realizable benefits of these deductible differences to zero at December 31, 2005. The net change in the valuation allowance for 2005 was $5.0 million and for 2004 was an increase of $7.3 million. The amount of the deferred tax asset considered realizable could change if projected future taxable income is realized.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(9) Transactions with Related Parties

Sales

One of the companies to which we sold modular classrooms was affiliated with the Company through ownership by one of our former officers. This officer discontinued employment with us effective August 7, 2004. Therefore, the 2004 related party sales as shown below is for the 7-month period ended July 31, 2004.

The table below summarizes the related party classroom sales:

	2005	2004	2003
Sales	$—	$1,567,000	$3,203,000
Cost of goods sold	$—	$1,408,000	$2,670,000
Gross profit percentage	—	10.15%	16.64%

The related party purchased modular relocatable classrooms from us on standard terms and at standard wholesale prices.

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

Future minimum lease payments under these leases are discussed in Note 17. Payments to a related party included in cost of goods sold is rent expense of $0, $280,000 and $479,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(10) 401(k) Plans

We have tax deferred savings plans under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 12% of gross annual earnings. Our contributions are made on a 50% matching basis of eligible contributions. Our contributions were approximately $360,000, $273,000 and $283,000 in 2005, 2004, and 2003, respectively.

(11) Stock Options and Warrants

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

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

In 1999, our shareholders approved a stock option plan (the 1999 Plan). The 1999 Plan provides for the grant of non-statutory options to purchase up to 1,450,000 shares of our common stock. The non-statutory options may be granted to employees, officers, directors, consultants, independent contractors and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of our common stock). In 2002, 185,038 shares were granted, and no shares were granted under this plan in 2003, 2004 or 2005. As of December 31, 2005, 46,146 shares are available for future grants.

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

In 2005, our shareholders approved an amendment to the 2002 nonstatutory stock option plan increasing the number of shares issuable from 1 million to 2 million. Grants of 121,000, 486,561 and 486,762 shares were made during the years ended December 31, 2005, 2004 and 2003, respectively.

Stock options outstanding under our stock option plans are summarized as follows:

	Shares	Weighted Average Exercise Price
December 31, 2002	2,336,381	$7.38

Granted	486,762	9.66
Exercised	(82,984)	2.43
Terminated	(347,101)	6.41

December 31, 2003	2,393,058	8.15

Granted	468,561	7.79
Exercised	(732,683)	4.63
Terminated	(153,367)	8.99

December 31, 2004	1,975,569	9.31

Granted	121,000	8.18
Exercised	(537,137)	7.81
Terminated	(186,132)	9.35

December 31, 2005	1,373,300	$9.79

All stock options have a maximum term of ten years and become fully exercisable in accordance with a predetermined vesting schedule which varies.

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $3.11, $3.20, and $4.66, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Average risk-free interest rate	4.0%	3.0%	2.3%
Volatility factor	41.17%	49.28%	61.0%
Expected life	4 years	4 years	4 years

 MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

The following information applies to options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$4.50 - $7.00	111,549	3.3	$ 5.83	111,549	$ 5.83
$7.00 - $10.00	1,087,092	6.7	8.80	693,673	9.16
$12.62 - $20.57	174,659	2.0	18.54	174,659	18.54

	1,373,300	5.9	$ 9.79	979,881	$10.45

The following information applies to warrants outstanding at December 31, 2005:

Instrument/Security	Original Shares Pre-Adjustment	Original Exercise Price	Revised Exercise Price*	Additional Antidilution Shares	Adjusted Shares Post-Adjustment	Date of Issuance	Date of Expiration
1st Warrant to Note holder*	229,886	8.70	8.56	3,760	233,646	12/31/04	12/31/09
2nd Warrant to Note holder *	8,276	8.70	8.56	135	8,411	8/05/05	12/31/09
Financial Advisor 1st Warrant*	155,173	8.70	8.56	2,538	157,711	12/31/04	12/31/09
Financial Advisor 2nd Warrant	37,500	8.00	8.00	—	37,500	8/5/05	8/5/10
New Equity Warrants	1,023,000	8.00	8.00	—	1,023,000	8/5/05	8/5/10
Totals	1,453,835			6,433	1,460,268

*Pursuant to the terms of the amended convertible note and warrants referenced in this table, neither the conversion price of the amended note nor the exercise price of the warrants could be reduced below $8.56, without stockholder approval. On January 3, 2006, the Company obtained such stockholder approval, and therefore, further reduced the conversion price of the noted warrants listed in the table above to $7.82 per share.

(12) Series A Preferred Stock

In conjunction with a prior merger, 138,924 shares of Series A Preferred Stock were issued in February 1999. The Series A Preferred Stock had no voting rights, including, without limitation, the right to vote on the election of directors, mergers, reorganization or a sale of all or substantially all of our assets. Dividends accrued on each share of Series A Preferred Stock at the rate of $0.40 per annum as declared. Dividends were not paid on our common stock until all accrued dividends on the Series A Preferred Stock were paid or declared and set aside for payment.

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

(13)  Private Placement Issuance of Common Stock and Warrant Derivatives

On August 5, 2005, we completed a private placement of equity securities (“2005 Equity Issuance”) pursuant to which we raised $11.6 million through the sale of 2,046,000 shares of our common stock and five-year warrants to purchase an additional 1,023,000 shares of common stock (“2005 Equity Warrants”).

  MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

The securities were sold to a group of accredited investors, including certain of our officers and directors, in reliance on an exemption from the registration requirements of the Securities Act of 1933. Investors, other than Company officers and directors, paid $5.67 per share, including a warrant for one-half share, which was the average of the closing bid prices of our common stock for the five-day trading period from May 26, 2005, through June 2, 2005. Our officers and directors paid $6.285 per share, (including a warrant for one-half share) which was the closing bid price for our common stock on August 4, 2005, plus $0.085. The 2005 Equity Warrants are exercisable at a price of $8.00 per share, may be exercised at any time after February 5, 2006, will expire on August 5, 2010 and are subject to anti-dilution provisions that could result in the reduction of the per share exercise price and an increase in the number of shares under certain conditions, provided however that the exercise price cannot be reduced below $6.20 per share without prior shareholder approval.

The 2005 Equity Warrants issued in connection with the 2005 New Equity Issuance required analysis in accordance with EITF 00-19. EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company’s own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that the 2005 Equity Warrants are classified as a derivative liability. The warrant derivative liability was valued using a Black-Scholes option pricing model, resulting in a total valuation of $2.4 million as of August 5, 2005 (the date of issuance) and recorded as a reduction to additional paid-in capital from the total 2005 Equity Issuance proceeds received. The valuation of the 2005 Equity Warrants was determined using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 45.9%, risk free interest rate of 4.24% and a remaining contractual life of 5.0 years.

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. We valued all warrant derivative liabilities as of December 31, 2005 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility ranging from 40.6% to 44.0%, risk free interest rate ranging from 4.12% to 4.29% and a remaining contractual life ranging from 4.00 years to 4.57 years. Due primarily to the increase in our stock price from $6.20 at August 5, 2005 to $9.34 at December 31, 2005, the valuation conducted as of December 31, 2005 resulted in a non-cash loss of $2.8 million for the period from August 5, 2005 to December 31, 2005, with a corresponding increase in the warrant derivative liability, which is included as a component of accrued liabilities at December 31, 2005. As of December 31, 2005, the total fair value of the warrant derivative liability is $6,192,000.

Also in connection with the 2005 Equity Issuance, a warrant was issued to a financial advisor to purchase 37,500 shares of our common stock, after an antidilution adjustment, as compensation for advisor services. The exercise price of this warrant is $8.00 per share. The warrant may be exercised at any time after issuance and will expire on August 5, 2010. The warrant was valued using a Black-Scholes option pricing model, resulting in a total valuation of $48,000 and was recorded as a reduction to additional paid-in capital from the proceeds received and recorded as a component of the warrant derivative liability. The valuation of this advisor warrant issued was determined using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 45.0%, risk free interest rate of 3.79% and a remaining contractual life of 4.4 years.

Approximately $1.1 million and $7.4 million of the proceeds from the 2005 Equity Issuance were used to pay down the Term Loan and the Revolving Credit Loan, respectively. Additional paid-in capital was reduced by $578,000 for direct equity issuance costs. The balance was used for working capital.

Concurrently with the closing of the 2005 Equity Issuance, our Senior Lender amended certain financial covenants in the our Credit Facility, we received waivers of any prior non-compliance with such covenants and our $25.0 million Note was amended and restated to increase the principal amount to $25.9 million (See Note 7).

 MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

In connection with the 2005 Equity Issuance, we agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased, shares issuable upon conversion of the Note, and shares issuable upon exercise of all warrants. We further agreed to make the registration statement effective within ninety days of the transaction closing date to avoid additional penalties as detailed in the First Amendment and Restated Registration Rights Agreement. The registration statement was declared effective November 22, 2005.

(14) (Loss) Earnings per Share

The following table represents the calculation of basic and diluted (loss) earnings per common share:

	2005	2004	2003
Basic
Net (loss) income	$(21,104,000)	$(18,546,000)	$1,457,000
Dividends on preferred stock (See Note 12)	—	221,000	7,000

Net (loss) income available to common stockholders	$(21,104,000)	$(18,767,000)	$1,450,000

Basic weighted-average shares outstanding	15,682,357	13,949,372	13,707,610

Basic (loss) earnings per common share	$(1.35)	$(1.35)	$0.11

Diluted
Net (loss) income	$(21,104,000)	$(18,546,000)	$1,457,000

Basic weighted-average shares outstanding	15,682,357	13,949,372	13,707,610
Add:
Conversion of preferred stock	—	—	17,508
Exercise of stock options	—	—	397,216

Diluted weighted-average shares outstanding	15,682,357	13,949,372	14,122,334

Diluted (loss) earnings per common share	$(1.35)	$(1.35)	$0.10

Excluded from diluted earnings per common share as of December 31, 2005 and 2004 were 3,022,170 and 2,873,564 shares, respectively, issuable upon conversion of the Note and a total of 436,802 and 385,059 shares, respectively, for warrants issued in connection with the Note (See Note 7). Options and other warrants to purchase 2,396,300, 1,975,569 and 1,113,822 shares of common stock were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted (loss) earnings per common share because the effect would be anti-dilutive.

(15) Major Customers

Sales to two major customers represented the following percentage of net sales:

	2005	2004	2003
Customer A	9.9%	6.0%	4.0%

Customer B	5.5%	5.0%	6.0%

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(16) Supplemental Disclosures of Cash Flow Information

	2005	2004	2003
Cash paid during the year for:
Interest	$5,089,000	$1,674,000	$1,136,000

Income taxes	—	$120,000	$700,000
\\\

During 2005 the Company recorded a derivative liability of $2,448,000 and a reduction of additional paid-in capital in connection with warrants issued as part of a private placement (See Note 13).

(17) Commitments and Contingencies

Land Leases

We have entered into various non-cancelable agreements to lease land at our manufacturing facilities through 2019. Minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year ending December 31:
2006	$1,476,000
2007	1,392,000
2008	908,000
2009	879,000
2010	879,000
Thereafter	5,155,000

$10,689,000

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $1,834,000, $1,618,000, and $2,147,000 respectively. Rental income from a sublease entered into during 2005 was $95,000. The monthly rental income for this sublease is $31,500 through August 2007, and increases to $34,500 per month through August 2009, $36,200 per month through August 2011, $38,000 per month through August 2013, and $40,000 per month through August 2015.

 (18) Warranty

The standard contractual warranty for our modular buildings is one year, although it may vary by contract specifications. Purchased equipment installed by us, such as air conditioning units, carries the manufacturers’ standard warranty. To date, warranty costs incurred have been immaterial.

(19) Pending Claims and Litigation

Other than the proceeding listed below, we are not involved in any legal proceedings against Modtech except those of a nature considered normal to our business, including product liability, employment disputes, administrative proceedings and commercial litigation. Such proceedings often do not specify the amount of damages sought, are subject to many uncertainties and outcomes that are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these pending proceedings. While these matters could affect operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to us beyond that provided for at year-end would not be material to our financial position or results of operations.

On January 25, 2006, a class action lawsuit was filed against us and Bayside Solutions, Inc by TRICO Pipes, Aram Hodess, Micah Long and the Plumbers and Steamfitters Local Union No. 159 in the California Superior Court for Alameda County on behalf of those persons we employed on California public work projects from January 25, 2002 to

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

the filing of the complaint. The complaint alleges that we failed to pay these individuals general prevailing wage rates, overtime rates, and required rates for holiday work. It also alleges that we failed to employ registered apprentices, thereby denying such apprentices the opportunity to earn wages. Bayside Solutions, Inc. is a temporary labor service used by us and TRICO Pipes is a joint labor management committee in the plumbing and pipe fitting industry in Contra Costa County.

The complaint seeks restitution for all underpayments of wages, attorneys’ fees and costs. We have denied liability, but cannot predict with any certainty the outcome of the proceeding. We are unable to ascertain at this time the potential monetary liability or financial impact to us should there be an unfavorable settlement or adverse decision, but we believe that either event could have a material effect on our operations or financial position.

(20) Correction of Immaterial Error in Prior Periods

Upon the completion and filing of our federal income tax return for the year ended December 31, 2004, our overall income tax receivable was determined to be understated by approximately $647,000. This error originated from not properly recording deferred taxes for certain items, primarily for covenants not to compete, and recording the changes in those deferred taxes prior to 2002. Accordingly, we have revised beginning retained earnings in the accompanying financial statements to reflect the correction of this error. The impact of this correction was an increase in our income tax receivable and retained earnings as of December 31, 2002 of $647,000. The correction of $647,000 had the following effect on the accompanying balance sheets:

	2004 As Reported	2004 As Corrected	2003 As Reported	2003 As Corrected
Income tax receivable	4,231,000	4,878,000	1,252,000	1,898,000
Retained earnings	8,208,000	8,855,000	26,975,000	27,622,000
Shareholders’ equity	91,928,000	92,575,000	106,374,000	107,021,000

(21) Selected Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2005:
Net sales	$55,913,000	$65,576,000	$58,297,000	$50,538,000
Gross (loss) profit	(4,226,000)	4,771,000	6,081,000	2,322,000
Net (loss) income	(8,972,000)	(10,656,000)	2,656,000	(4,132,000)
(Loss) earnings per common share:
Basic	$(0.53)	$(0.66)	$0.18	$(0.28)
Diluted	(0.53)	(0.66)	0.18	(0.28)
2004:
Net sales	$45,207,000	$55,950,000	$54,628,000	$29,409,000
Gross (loss) profit	(3,213,000)	(3,023,000)	3,546,000	(230,000)
Net (loss) income	(11,965,000)	(5,639,000)	759,000	(1,701,000)
(Loss) earnings per common share:
Basic	$(0.86)	$(0.41)	$0.05	$(0.12)
Diluted	(0.86)	(0.41)	0.05	(0.12)

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(22) Subsequent Events

Special Shareholder Approvals

On January 3, 2006, our shareholders approved the private placement of 2,046,000 shares of common stock and warrants to purchase an additional 1,023,000 shares of common stock. This approval of the 2005 Equity Issuance also reduced the conversion price of the Note and exercise price of the related Note warrants to $7.82 per share.

On January 3, 2006, our shareholders approved the issuance of the shares of common stock to be issued upon conversion of the $25.9 million note and exercise of the related warrants.

On January 3, 2006, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 25 million shares to 55 million shares.

On January 3, 2006, our shareholders approved an amendment to the company’s 2002 nonstatutory stock option plan to increase the number of authorized shares under the plan from 1 million to 2 million.

New Credit Facility

On March 31, 2006, we entered into a Loan and Security Agreement (the “B of A Credit Facility”) with Bank of America, N.A and we amended our Convertible Note again. The B of A Credit Facility was funded and closed on April 4, 2006. We are in compliance with the financial covenants in both the amended Convertible Note and the B of A Credit Facility.

In connection with the B of A Credit Facility, we terminated our credit facility with Fortress Credit Corp. We paid off all amounts borrowed and due under the Fortress credit facility, which aggregated approximately $19.4 million, including approximately $260,000 in accrued interest. There were no early termination penalties incurred by us in connection with the termination of the Fortress credit facility. Due to the replacement of the Fortress credit facility, approximately $2 million of unamortized debt issue costs will be written off and charged to interest expense for the quarter ended March 31, 2006.

The B of A Credit Facility provides for revolving credit loans of up to a maximum principal amount of $25,000,000 (the “Revolver Loans”) and a letter of credit subline in the maximum amount of $12,000,000. The Revolver Loans will bear interest per annum, payable monthly, at a variable rate equal to Bank of America's announced prime rate, plus up to 0.75%. Under certain circumstances, we may elect a LIBOR rate plus 2.00% to 3.00%, in which case, interest will be payable in one, two, three or six month periods selected by us. The variable rates, plus an unused credit line fee of between 0.250% and 0.375% per annum, will depend on our quarterly EBITDA (“Earnings Before Interest Taxes Depreciation and Amortization”) measured on a trailing 12 month basis.

The principal amount of the Revolver Loans is due and payable in full on March 31, 2009. The Revolver Loans may be prepaid from time to time without penalty or premium, but if the B of A Credit Facility is terminated during the first two years, there is a termination fee equal to $500,000 in the first year and $250,000 in the second year. The B of A Credit Facility is secured by substantially all of our assets.

In connection with the B of A Credit Facility, we entered into an Amendment Agreement with the holder of our convertible note, dated March 31, 2006, which amended our Amended and Restated Senior Secured Convertible Note dated August 5, 2005 (the "Note"). The Amendment Agreement brought the financial covenants in the Note in line with those in the B of A Credit Facility and modified the redemption provisions of the Note by extending each redemption date by 45 days, reducing one of the EBITDA measurement periods from 12 months to 6 months, and adjusting the notice time periods for redemption. We also entered into a new Intercreditor Agreement with Bank of America and the holder of our Note that replaced the Intercreditor Agreement between Fortress Credit Corp and the holder of our Note. The replacement Intercreditor Agreement is on substantially the same terms as the original Intercreditor Agreement, but was modified to reflect the changes in the redemption provisions of the Note.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of year	Acquired through acquisition	Amounts charged to expense	Deductions	Balance at end of year
Allowance for contract adjustments:
Year ended December 31, 2003	$1,425,000	$—	$282,000	$(645,000)	$1,062,000

Year ended December 31, 2004	$1,062,000	$—	$500,000	$(36,000)	$1,526,000

Year ended December 31, 2005	$1,526,000	$—	$731,000	$(1,641,000)	$616,000

Exhibits

Exhibit Number	Name of Exhibit
3.1(1)	Certificate of Incorporation of the Company.

3.2(2)	Bylaws of the Company.

10.1(3)	Company’s 1994 Stock Option Plan.

10.2(3)	Company’s 1996 Stock Option Plan.

10.3(3)	Company’s 1999 Stock Option Plan.

10.4(3)	Company’s 2002 Stock Option Plan.

10.5(2)	Employment Agreement between the Company and Evan M. Gruber.

10.6(2)	Employment Agreement between the Company and Michael G. Rhodes.

10.7(3)	Separation Agreement between the Company and Evan M. Gruber.

10.8(3)	Separation Agreement between the Company and Michael G. Rhodes.

10.9(3)	Employment Agreement between the Company and David M. Buckley

10.10(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett property in Perris, California

10.11(4)	Lease between the Company and BMG, relating to the property in Lathrop, California

10.12(5)	Credit Agreement between the Company and Wells Fargo Bank, N.A., as administrative agent, dated December 26, 2001

10.13(6)	Securities Purchase Agreement, dated December 31, 2004

10.14(6)	Senior Subordinated Secured Convertible Note, dated December 31, 2004

10.15(6)	Warrant to Purchase Common Stock issued December 31, 2004, dated December 31, 2004

10.16(6)	Registration Rights Agreement, dated December 31, 2004

10.17(6)	Pledge and Security Agreement, dated December 31, 2004

10.18(6)	Intercreditor Agreement, dated December 31, 2004

10.19(6)	Amendment and Forbearance Agreement among the Company, Wells Fargo Bank, N.A., Union Bank of California, N.A. and Comerica Bank California, dated December 29, 2004.

10.20(7)	Financing Agreement between the Company and Fortress Credit Corp. as administrative agent, dated February 25, 2005.

10.21(8)	Amendment Number 1 to Industrial Real Estate Lease between Modtech Holdings, Inc. and BMG2 Enterprises, dated July 29, 2005

10.22(8)	Sublease between Modtech Holdings, Inc. and Boise Building Solutions Distribution, L.L.C., dated July 29, 2005

10.23(9)	Securities Purchase Agreement with Modtech Holdings, Inc. dated August 5, 2005

10.24(9)	First Amendment and Waiver of Financing Agreement between Fortress and Modtech Holdings, Inc., dated August 5, 2005

10.25(9)	First Amendment and Restated Registration Rights Agreement, dated August 5, 2005

10.26(9)	Amended and Restated Senior Subordinated Secured Convertible Note, dated August 5, 2005

10.27(9)	Consent, Waiver, Amendment and Exchange Agreement, dated August 5, 2005 (“Waiver”)

10.28(9)	Form of Voting Agreement executed pursuant to Waiver

10.29(9)	Form of Lock Up Letter executed pursuant to the Securities Purchase Agreement, dated August 5, 2005

Exhibit Number	Name of Exhibit
10.30(9)	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.31(9)	Warrant for 8,276 shares of common stock, dated August 5, 2005

10.32(10)	Second Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated September 19, 2005

10.32(11)	Third Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated December 22, 2005

10.33	Intercreditor Agreement dated March 31, 2006

10.34	Loan and Security Agreement dated March 31, 2006

10.35	Amendment Agreement dated March 31, 2006

23.1	Consent of Independent Registered Public Accounting Firm — Peterson & Co., LLP

23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).

(4)	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 1, 2002 (Commission File No. 000-25161).

(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).

(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on March 2, 2005 (Commission File No. 000-25161).

(8)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q/A filed with the Commission on October 17, 2005 (Commission File No. 000-25161).

(9)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on August 9, 2005 (Commission File No. 000-25161).

(10)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 23, 2005 (Commission File No. 000-25161).

(11)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on December 29, 2005 (Commission File No. 000-25161)