Form 10-Q
period 2006-03-31
MODTECH HOLDINGS INC
filed 2006-05-15
CIK 1075066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM N/A TO N/A

Commission File Number 000 - 25161

MODTECH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33 - 0825386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2830 Barrett Avenue, Perris, CA	92571
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number (951) 943-4014

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated file” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒

As of May 8, 2006, there were 18,637,233 of the Registrant’s Common Stock outstanding.

Modtech Holdings, Inc.
Index to Form 10-Q

Page #
PART I. FINANCIAL INFORMATION
ITEM 1 - Financial Statements	1
Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2006 and December 31, 2005	2
Condensed Consolidated Statements of Operations (Unaudited) for the three-month periods ended March 31, 2006 and 2005	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three-month periods ended March 31, 2006 and 2005	4
Notes to Unaudited Consolidated Financial Statements	5-10
ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15
ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk	15-16
ITEM 4 - Controls and Procedures	16-17

PART II. OTHER INFORMATION
ITEM 1 - Legal Proceedings	18
ITEM 1A - Risk Factors	18
ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 3 - Defaults upon Senior Securities	18
ITEM 4 - Submission of Matters to a Vote of Security Holders	18
ITEM 5 - Other Information	18
ITEM 6 - Exhibits	18-20

Signatures	21
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (“Modtech”, “we”, “our”, or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, we believe that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

MODTECH HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$4,530,000	$3,263,000
Restricted cash - current portion	11,452,000	11,452,000
Contracts receivable, less contract adjustments of $616,000 in both 2006 and 2005	30,995,000	40,687,000
Costs and estimated earnings in excess of billings on contracts	11,660,000	16,050,000
Inventories	8,885,000	12,047,000
Prepaid assets	1,118,000	960,000
Income tax receivable	6,000	6,000
Other current assets	1,932,000	1,373,000
Total current assets	70,578,000	85,838,000
Property and equipment, net	14,655,000	14,518,000

Other assets
Restricted cash	5,000,000	5,000,000
Goodwill	71,903,000	71,903,000
Covenants not to compete, net	--	4,000
Debt issuance costs, net	1,625,000	3,993,000
Other assets	562,000	577,000
Total assets	$164,323,000	$181,833,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,569,000	$25,687,000
Accrued liabilities	23,822,000	28,498,000
Billings in excess of costs	4,200,000	3,809,000
Current revolving credit line	7,846,000	4,819,000
Current maturities of long-term debt	18,251,000	19,831,000
Total current liabilities	68,688,000	82,644,000

Long-term debt, excluding current portion	14,812,000	14,628,000
Total liabilities	83,500,000	97,272,000
Shareholders’ equity:
Common stock, $.01 par value. Authorized 55,000,000 shares; issued and outstanding 17,062,219 and 17,062,219 in 2006 and 2005, respectively	170,000	170,000
Additional paid-in capital	96,803,000	96,640,000
Accumulated deficit	(16,150,000)	(12,249,000)
Total shareholders’ equity	80,823,000	84,561,000
	$164,323,000	$181,833,000

See accompanying notes to condensed consolidated financial statements.

MODTECH HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$36,904,000	$50,538,000
Cost of goods sold	34,617,000	48,216,000
Gross profit	2,287,000	2,322,000

Selling, general and administrative expenses	3,298,000	3,887,000
Loss from operations	(1,011,000)	(1,565,000)
Other (expense) income:
Interest expense, net	(1,021,000)	(1,137,000)
Gain (loss) on warrant and embedded derivatives	737,000	(1,052,000)
Amortization - debt costs and debt accretion discount	(2,640,000)	(431,000)
Other income, net	34,000	53,000
	(2,890,000)	(2,567,000)
Loss before income taxes	(3,901,000)	(4,132,000)

Income tax benefit	—	—
Net loss	$(3,901,000)	$(4,132,000)
Basic and diluted loss per common share	$(0.23)	$(0.28)
Basic and diluted weighted-average common shares outstanding	17,062,219	14,665,185

See accompanying notes to condensed consolidated financial statements.

MODTECH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,901,000)	$(4,132,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	755,000	600,000
Write-off of debt issuance costs	2,058,000	—
Gain on sale of equipment	—	(5,000)
Stock compensation expense	163,000	—
Non-cash (gain) loss on derivative liability	(737,000)	1,052,000
Accretion on convertible debt discount	271,000	262,000
Decrease (increase) in assets:
Contracts receivable	9,692,000	2,856,000
Costs and estimated earnings in excess of billings	4,390,000	(1,560,000)
Inventories	3,162,000	2,542,000
Other current and non-current assets	(702,000)	500,000
(Decrease) increase in liabilities:
Accounts payable	(11,118,000)	(1,261,000)
Accrued liabilities	(3,913,000)	865,000
Billings in excess of costs	391,000	1,471,000
Net cash provided by operating activities	511,000	3,190,000
Cash flows from investing activities:
Purchase of property and equipment	(577,000)	(224,000)
Proceeds from sale of equipment	—	8,000
Net cash used in investing activities	(577,000)	(216,000)

Cash flows from financing activities:
Net principal borrowings (payments) under revolving credit line	3,000,000	(14,152,000)
Principal payments on long-term debt	(1,667,000)	(5,000,000)
Proceeds from issuance of long-term debt	—	27,898,000
Increase in restricted cash	—	(6,898,000)
Payment of debt issuance costs	—	(2,305,000)
Net proceeds from issuance of common stock	—	2,344,000
Net cash provided by financing activities	1,333,000	1,887,000
Net increase in cash and cash equivalents	1,267,000	4,861,000
Cash and cash equivalents at beginning of period	3,263,000	11,799,000
Cash and cash equivalents at end of period	$4,530,000	$16,660,000

See accompanying notes to condensed consolidated financial statements

MODTECH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

1) Basis of Presentation

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full fiscal years.

2) Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	$7,203,000	$9,211,000
Work in process	968,000	2,630,000
Finished goods	714,000	206,000
	$8,885,000	$12,047,000

3) Restricted Cash

Restricted cash as of March 31, 2006 consists of $10.0 million in cash collateral required under our $25.9 million convertible note and $6.5 million in cash collateral required by a letter of credit subfacility under the revolving credit loan (Note 4). A $5.0 million portion of the $10.0 million cash collateral is classified as short-term as defined in the convertible note agreement. This $5.0 million short-term portion was subsequently made available upon the partial conversion of the convertible note on May 4, 2006 (See Note 8). The $6.5 million cash collateral required by the letter of credit subfacility is classified as short-term due to the debt refinancing which closed on April 4, 2006 (See Note 8). The remaining $5 million in restricted cash is classified as long-term as of March 31, 2006 according to the terms of the convertible note agreement.

4) Debt

As of March 31, 2006, we had outstanding a $38 million credit facility with Fortress Credit Corporation (the “Fortress Credit Facility”) and a $25.9 million subordinated convertible promissory note with another lender (the “Convertible Note”). The Fortress Credit Facility was entered into during the quarter ended March 31, 2005, and the Convertible Note was issued on December 31, 2004 and was amended and restated on August 5, 2005. The Fortress Credit Facility was subsequently amended and replaced with a new credit facility on April 4, 2006 (See Note 8). On May 4, 2006, $5.7 million of the principal amount of the Convertible Note was redeemed and converted into common stock (See Note 8).

Fortress Credit Facility

The Fortress Credit Facility provided for revolving credit loans in an aggregate principal amount not to exceed $17.0 million at any time (the “Revolving Credit Loan”) and a term loan in the aggregate principal amount of $21.0 million (the “Term Loan”) through March 31, 2006. The Revolving Credit Loan also provided for a letter of credit subfacility in the maximum amount of $10.0 million, of which $6.1 million was outstanding as of March 31, 2006. This letter of credit subfacility was also secured by a cash collateral account, which was recorded as restricted cash on our condensed consolidated balance sheet as of March 31, 2006 (Note 3). The Fortress Credit Facility was secured by substantially all of the assets of Modtech.

Through March 31, 2006, we were required to pay down the Revolving Credit Loan whenever cash and cash equivalents exceeded $5.0 million and we were prohibited from accumulating cash and cash equivalents in excess of $5.0 million until the Revolving Credit Loan was paid in full.

Through March 31, 2006, the Revolving Credit Loan bore interest per annum, payable monthly, at a variable rate of 3.75% to 4.75% plus the greater of 5% or JPMorgan Chase Bank’s prime rate. The Term Loan bore interest per annum, payable monthly, at the 30-day LIBOR rate plus a variable rate of 7.5% to 8.5%. The variable rates depended on our senior secured leverage ratio. Through March 31, 2006, principal payments on the Term Loan in the amount of $333,000 are due monthly, commencing on February 1, 2006. Prior to February 1, 2006, principal payments of $1 million were made quarterly on the first day of each quarter. As of March 31, 2006, both loans matured and were due and payable on February 25, 2008. As of March 31, 2006 the applicable annual interest rates for the Revolving Credit Loan, Term Loan and letter of credit subfacility were 12.25%, 13.13%, and 5.5%, respectively.

The Term Loan balance totaled $11.2 million, and the Revolving Credit Loan balance totaled $7.8 million as of March 31, 2006. The entire balance for both the Term Loan and the Revolving Credit Loan was classified as current as we were in default of certain financial covenants. We did not seek waivers for this default due to the replacement of the Fortress Credit Facility with a new credit facility. Agreement for the new credit facility was reached on March 31, 2006 and the new facility was subsequently funded on April 4, 2006 (See Note 8).

Convertible Note and Embedded Derivatives

The Convertible Note bears interest at 7% per annum. Interest on the Convertible Note is payable quarterly in cash. The principal amount of the Convertible Note is due on December 31, 2009. The Convertible Note holder has the right to require us to redeem up to $8.33 million face amount of the Note on June 30, 2006, $9.23 million on June 30, 2007, and $8.33 million on June 30, 2008. The face amount of $8.33 million, or $7 million net discounted value, is therefore classified as current as of March 31, 2006, as this portion may become due and payable within one year at the option of the Convertible Note holder. In connection with the replacement of the Fortress Credit Facility on April 4, 2006, the redemption dates under the convertible Note were changed to August 31, 2006, August 31, 2007 and September 2, 2008. On May 4, 2006, the Convertible Note holder converted $5.7 million of the principal amount of the Convertible Note into shares of common stock (See Note 8).

The Convertible Note is secured by a first priority, perfected security interest in certain cash collateral placed in a restricted, segregated collateral account. The amount of cash collateral required to be maintained in this account is $10.0 million and is recorded as restricted cash on our condensed consolidated balance sheet as of March 31, 2006 (Note 3). The cash collateral is not accessible for use by us until such time as it is released. The cash held in the cash collateral account will be reduced as certain financial milestones are met and can be used, in part, to fund redemptions that may be requested by the Convertible Note holder on the redemption dates described above, or upon an “event of default” as defined under the Convertible Note. The Convertible Note is also secured by a second priority security interest in our assets, subordinated only to certain of our senior indebtedness, including the Fortress Credit Facility.

On January 3, 2006, in connection with the 2005 Equity Issuance (See Note 5), special shareholder approval was obtained to reduce the conversion price of the Convertible Note and the Convertible Note Warrants from $8.57 and $8.56 per share, respectively, to $7.82. This adjustment in the exercise price correspondingly increased the number of shares of common stock into which the Convertible Note could be converted to 3,312,021 shares of common stock, and the total number of shares of common stock the Convertible Note Warrants are exercisable to 264,964 shares of common stock. The Convertible Note holder may convert the Convertible Note or exercise the related Convertible Note Warrants at any time or from time-to-time.

There are certain embedded derivatives associated with the Convertible Note. An embedded derivative is a derivative instrument that is embedded within another contract, which under the Convertible Note (the host contract) includes the right to convert the Convertible Note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with Financial Accounting Standards Board (FASB) Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. We conducted a valuation of these embedded derivatives as of March 31, 2006 using various valuation methods, which included Black-Scholes option pricing models. Due to the decrease in our stock price from $9.34 at December 31, 2005 to $8.75 at March 31, 2006 and the decrease in the conversion price of the Convertible Note from $8.57 to $7.82 (as described above), the valuation conducted as of March 31, 2006 resulted in a non-cash gain of $93,000 for the three month period ended March 31, 2006, with a corresponding decrease in the embedded derivative liability, which is included as a component of accrued liabilities at March 31, 2006. As of March 31, 2006, the fair value of the embedded derivative liability is $7,756,000.

The discounted balance on the Convertible Note totals $21.8 million as of March 31, 2006, with $7 million classified as current (as described above) and the remaining $14.8 million classified as long-term.

5) Private placement issuance of common stock and warrant derivatives

On August 5, 2005, we completed a private placement of equity securities (“2005 Equity Issuance”) pursuant to which we raised $11.6 million through the sale of 2,046,000 shares of our common stock and five-year warrants to purchase an additional 1,023,000 shares of common stock (“2005 Equity Warrants”).

The 2005 Equity Warrants issued in connection with the 2005 Equity Issuance and the related Convertible Note Warrants (Note 4) require quarterly analysis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company’s own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that the 2005 Equity Warrants and the Convertible Note Warrants are classified as a derivative liability.

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. We valued all warrant derivative liabilities as of March 31, 2006 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility ranging from 40.7% to 40.9%, risk free interest rate of 4.72% and a remaining contractual life ranging from 3.75 years to 4.33 years. Due primarily to the decrease in our stock price from $9.34 at December 31, 2005 to $8.75 at March 31, 2006, the valuation conducted as of March 31, 2006 resulted in a non-cash gain of $644,000 for the three month periods ended March 31, 2006, with a corresponding increase in the warrant derivative liability, which is included as a component of accrued liabilities at March 31, 2006. As of March 31, 2006, the total fair value of the warrant derivative liability is $5,548,000.

6) Stock-Based Compensation

Our stock-based compensation consists of various stock option plans which grant stock options to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. Refer to Note 11 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005, for additional information related to these stock-based compensation plans.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123(R)) utilizing the modified prospective approach permitted thereunder. Prior to the adoption of SFAS 123(R) we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method). Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The exercise price of previous stock options granted has not been less than the fair market value at the date of grant, and accordingly, prior to January 1, 2006, we have not previously recognized compensation expense related to stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet fully vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss and basic and diluted loss per share for the three months ended March 31, 2006, were $163,000 and $0.01 higher, respectively, than if we had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. There were no stock options exercised for the three months ended March 31, 2006, therefore no tax benefit was recorded. Prior to adoption of SFAS 123(R), we included these tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS 123(R), future tax benefits arising from the exercise of stock options will be reported as financing cash flows rather than operating cash flows in our condensed consolidated statements of cash flows.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three months ended March 31, 2005:

Three Months Ended March 31,
2005
Net loss
As reported	$(4,132,000)
Deduct stock-based compensation expense determined under fair-value based method, net of tax	(99,000)
Pro forma pursuant to SFAS 123R	$(4,231,000)
Basic and diluted loss per common share
As reported	$(0.28)
Pro forma pursuant to SFAS 123R	$(0.29)

The per share weighted-average fair value of stock options granted during the three months ended March 31, 2006 and 2005 were $4.50 and $3.47, respectively. We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards, with the following weighted-average assumptions for the indicated periods.

	Three Months Ended March 31,
	2006	2005
Expected dividend yield	0%	0%
Average risk-free interest rate	4.6%	3.5%
Expected volatility	53.62%	45.44%
Expected life of options (in years)	7.1 years	4.0 years

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

At March 31, 2006, there was $1,086,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.4 years.

The following table represents stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted-Average Exercise Price

Outstanding options at beginning of period	1,373,300	$9.79
Granted	20,000	$7.50
Exercised	—	$—
Forfeited	—	$—

Outstanding options at end of period	1,393,300	$9.77

Outstanding exercisable at end of period	1,004,881	$10.44

The weighted average remaining contractual life for options outstanding and exercisable was 5.67 years and 4.62 years, respectively, as of March 31, 2006. Shares available for future stock option grants were 1,520,402 at March 31, 2006. At March 31, 2006, the total intrinsic value of shares outstanding was $802,000, and the aggregate intrinsic value of options exercisable was $452,000.

The following table summarizes our nonvested stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested stock options at beginning of period	393,419	$5.22
Granted	20,000	$4.50
Vested	(25,000)	$6.96
Forfeited	—	$—

Nonvested stock options at end of period	388,419	$5.07

7) Liquidity

We experienced a net loss during the three month period ended March 31, 2006, however our operating cash flow was a positive $511,000 for the three month period ended March 31, 2006. In addition, we successfully completed refinancing our senior debt on April 4, 2006, and gained access to $5 million in cash on May 5, 2006, due to the partial release of restricted cash in conjunction with the $8.33 million converted to common stock on the Convertible Note (See Note 8).

8) Subsequent Events

New Credit Facility

On March 31, 2006, we entered into a Loan and Security Agreement (the “B of A Credit Facility”) with Bank of America, N.A., and we amended our Convertible Note again. The B of A Credit Facility was funded and closed on April 4, 2006.

In connection with the B of A Credit Facility, we terminated our credit facility with Fortress Credit Corp. We paid off all amounts borrowed and due under the Fortress credit facility, which aggregated approximately $19.4 million, including approximately $260,000 in accrued interest. There were no early termination penalties incurred by us in connection with the termination of the Fortress credit facility. Due to the replacement of the Fortress credit facility, approximately $2.1 million of unamortized debt issue costs was written off and charged to interest expense for the quarter ended March 31, 2006.

The B of A Credit Facility provides for revolving credit loans of up to a maximum principal amount of $25,000,000 (the “Revolver Loans”) and a letter of credit subline in the maximum amount of $12,000,000. The Revolver Loans will bear interest per annum, payable monthly, at a variable rate equal to Bank of America's announced prime rate, plus up to 0.75%. Under certain circumstances, we may elect a LIBOR rate plus 2.0% to 3.0%, in which case, interest will be payable in one, two, three or six month periods selected by us. The variable rates, plus an unused credit line fee of between 0.250% to 0.375% per annum, will depend on our quarterly EBITDA (“Earnings Before Interest Taxes Depreciation and Amortization”) measured on a trailing 12 month basis.

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

In connection with the B of A Credit Facility, we entered into an Amendment Agreement dated March 31, 2006 with the holder of the Convertible Note. The Amendment Agreement brought the financial covenants in the Convertible Note in line with those in the B of A Credit Facility and modified the redemption provisions of the Convertible Note by extending each redemption date by 45 days, to August 31, 2006, August 31, 2007 and September 2, 2008, reducing one of the EBITDA measurement periods from 12 months to 6 months, and adjusting the notice time periods for redemption. We also entered into a new Intercreditor Agreement with Bank of America and the holder of our Convertible Note that replaced the Intercreditor Agreement between Fortress Credit Corp and the holder of our Convertible Note. The replacement Intercreditor Agreement is on substantially the same terms as the original Intercreditor Agreement, but was modified to reflect the changes in the redemption provisions of the Convertible Note.

Our financial performance for the three month period ended March 31, 2006 resulted in the violation of certain financial covenants within the B of A Credit Facility (revolver) and the Convertible Note. We have obtained waivers for these violations covering the period ended March 31, 2006 and are negotiating an amendment to the covenants that reflect expected performance. We believe we will reach an agreement with Bank of America and our Convertible Note holder on the terms of the amendment, but have not done so yet.

Convertible Note and Release of $5 Million in Restricted Cash

On May 3, 2006, we entered into an agreement with the holder of our $25.9 million Senior Subordinated Secured Convertible Note (the "Convertible Note"), pursuant to which the holder agreed to convert $8.3 million of the principal amount of the Convertible Note (the "Conversion Amount") prior to the August 31, 2006 redemption date set forth in the amended Convertible Note. The Convertible Note was originally issued in December 2004 in connection with a previously announced private placement of our securities. The Convertible Note was subsequently restated and amended. Under the terms of the Convertible Note, the Conversion Amount will be converted into 1,065,643 shares at a conversion price of $7.82 per share. As consideration for the early conversion, we agreed to issue the holder approximately 189,189 additional shares of restricted common stock.

In connection with the partial conversion of the Convertible Note, the holder agreed to cause the "Letter of Credit Amount" (as defined in the Convertible Note) to be reduced by $5 million in accordance with the terms of the Convertible Note as if we had achieved the performance standards set forth in the Convertible Note, as amended, by the August 31, 2006 date. This resulted in the release of $5 million of cash collateral to us on May 5, 2006.

On May 4, 2006, the Convertible Note holder converted $5.7 million of the Conversion Amount into 728,900 shares of our common stock. We anticipate that the remaining $2.6 million of the Conversion Amount will be converted into 336,743 shares of our common stock on or about July 6, 2006. The conversion of this additional amount will not result in the release of any additional cash collateral.

Exercise of Options and Warrants

Between April 17, 2006 and May 4, 2006, outstanding warrants were exercised for a total of 325,000 shares of common stock at an aggregate exercise price of $2.6 million and outstanding options were exercised for a total of 327,750 shares at an aggregate exercise price of $3.0 million.

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. The estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could significantly differ from such estimates. We believe that the following discussion addresses our most significant accounting policies, which aid in fully understanding and evaluating our reported financial results.

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

Accrual for Worker’s Compensation Reserve

We are self-insured for workers compensation under a high deductible program. Management bases its accrual estimate on input from the insurance carrier which includes information regarding open and closed cases, historical costs associated with those claims, certain developed costs and an estimate of Incurred But Not Reported (IBNR) claims. Acutal claims often vary to some extent from our estimates. This variability may result in actual costs being either above or below the estimates recorded on our consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board  (“FASB”) issued Statement No. 123R, Share-Based Payment, a revision to Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123R"). This statement replaces Statement No. 123 and supersedes APB No. 25. This statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted SFAS No. 123R, using the modified prospective application method, effective January 1, 2006 and recognized compensation expense of $163,000. Although not material for the three months ended March 31, 2006, this change in accounting treatment will likely result in the recognition of material compensation expense in future periods.

In February 2006, the FASB released Statement No. 155, Accounting for Certain Hybrid Financial Instruments, ("SFAS No. 155"). SFAS No. 155 is an amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB released Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting  periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have any impact on the Company's financial position, results of operation or cash flows.

In the first quarter of 2006, the Company adopted Statement No. 154, Accounting for Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3, ("SFAS No. 154") which changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Company also adopted Statement No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151")which, among other changes, requires certain abnormal expenditures to be recognized as expenses in the current period versus capitalized as a component of inventory. The adoption of SFAS No, 154 did not impact the results presented and the impact on any future periods will depend on the nature and significance of any future accounting changes subject to the provisions of the statement. The adoption of SFAS No. 151 did not have any impact on the Company's financial position, results of operations or cash flows.

Company Overview

Modtech manufactures and sells modular relocatable classrooms and commercial and light industrial modular buildings. We are a leading provider of modular classrooms in the State of California and a significant provider of commercial and light industrial modular buildings in California, Nevada, Arizona, New Mexico, Utah, Colorado, Texas, Florida and other neighboring states. We continue to expand our classroom offerings in response to the increasing demand for new classroom products.

In California and Florida, we market and sell our modular classrooms to school districts. Virtually all of our classroom sales are dependent upon public funding. Such funding is sourced in multiple ways which are strongly influenced by educational policies that are subject to political concerns.

The modular re-locatable classroom industry is highly competitive with the market divided among a number of privately-owned companies whose share of the market is smaller than ours. The nonresidential modular building industry is highly competitive and fragmented. It is composed primarily of regionally based private companies, each with a single manufacturing facility.

Results of Current Operations — Overview

Revenues were $36.9 million for the quarter ended March 31, 2006, down 27% from the record revenues of $50.5 million the prior year. Arizona and Texas sales for the quarter had a combined shortfall of $0.7 million when compared to the same quarter last year. Florida revenue for the three months ended March 31, 2006 was $6.3 million, down $6.9 million or 52.2% from than the corresponding quarter the prior year. The decrease in Florida was due to a return to a normal level of production in the state. During the first quarter of 2005, we were involved in a major classroom project stemming from the hurricanes in the fall of 2004. California revenue of $22.0 million for the quarter ended March 31, 2006 was $6.0 million or 21.6% less than the corresponding quarter the prior year. The decrease in California was primarily due to a continuing labor shortage in California.

Our gross profit was essentially flat year over year for the quarter ended March 31, 2006. As a percent of sales, gross profit improved from 4.6% of sales for the quarter ended March 31, 2005 to 6.2% of sales for the quarter ended March 31, 2006.

As of April 30, 2006, the backlog of sales orders was approximately $99.1 million, down from approximately $179.5 million at April 30, 2005. Backlog that is expected to be converted to sales during the remainder of the current fiscal year is approximately $95.0 million. The backlog by region as of April 30, 2006 was as follows: California—$82.2 million; Arizona—$4.6 million; Texas—$0.7 million; and Florida—$11.6 million. This compares to the backlog by region as of April 30, 2005 was as follows: California—$139.4 million; Arizona—$14.2 million; Texas—$4.5 million; and Florida—$21.4 million.

Quicker project turnover and generally smaller projects are the primary reasons for the decline in backlog. We do not expect our backlog to return to the very high levels we experienced in late 2004 and early 2005. The rate of booking new contracts varies month to month, and customer changes in delivery schedules occur. For these reasons, among others, our backlog as of any particular date may not be representative of actual sales for any succeeding period.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percent of net sales.

	Percent of Net Sales Three Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Gross profit (loss)	6.2	4.6
Selling, general and administrative expenses	8.9	7.7
Loss from operations	(2.7)	(3.1)
Interest expense, net	(2.8)	(3.1)
Loss before income taxes	(10.6)	(8.2)
Income tax benefit	—	—
Net loss	(10.6)	(8.2)

Revenue

Net sales for the three months ended March 31, 2006, decreased to $36.9 million from $50.5 million for the corresponding period of the prior year, a decrease of $13.6 million or 27.0% when compared to the corresponding period of the prior year. All regions saw an decrease in revenue from the record setting three-month period ended March 31, 2005. California revenue was $22.0 million, a decrease of 21.6%; Arizona revenue was $5.2 million, a decrease of 6.9%; Texas revenue was $3.4 million, a decrease of 7.1% and Florida revenue was $6.3 million a decrease in revenue of 52.2%. The modest decrease in revenue for Arizona and Texas were due to local market conditions. The decrease in Florida revenues was due to a return to normal production volume. Production was unusually high in the first quarter of 2005 as a result of a major classroom project stemming from the hurricanes in the fall of 2004. California revenue of $22.0 million was $6.0 million or 21.6% less than the same quarter the prior year. The shortfall in California was primarily due to a continuing labor shortage in California. Historically the first quarter of the year tends to be more variable than other quarters and is traditionally one of our lower-revenue quarters of the year. We returned to that pattern for the quarter ended March 31, 2006 and expect volume in the second and third quarters to be higher than the recently completed quarter.

However, the demise of the piggyback contracting system in California may adversely affect the anticipated increase in volume in the upcoming quarters. Prior to January 27, 2006 many school districts in California utilized “piggy-back” contracts which allowed them to order buildings off of contracts bid and entered into by builders, including Modtech, with other school districts. Since January 27, 2006, these piggyback contracts are no longer allowed to be used in this manner. As a result, more public bids will have to occur for the same volume of work. The public bidding process is a lengthy one. It is expected that this change will delay some anticipated work into later 2006 and could impact the anticipated growth in revenues from fiscal 2005 to 2006.

Gross profit as a percentage of net sales for the three months ended March 31, 2006 increased to 6.2% from 4.6% for the same period in 2005. The impact from the elimination of major project cost overruns was offset by the lower volume in the three months ended March 31, 2006. Management anticipates a significant improvement in gross margins in the next two quarters as volume picks up, especially in California and Florida.

SG&A

Selling, general and administrative (SG&A) expenses decreased for the three months ended March 31, 2006 by $0.6 million, a decrease of 15.2% over the corresponding period of the prior year. The decrease in SG&A was primarily attributable to reduced legal, accounting and professional services as well as reduced sales commissions. SG&A expenses for the three months ended March 31, 2006 include $163,000 in stock compensation expense as a result of the implementation of SFAS 123(R). This expense was reported in the past on a pro forma basis pursuant to the predecessor to SFAS 123(R), SFAS 123. As a result of the lower sales during the first quarter, selling, general, and administrative expenses increased as a percentage of net sales from 7.7% in the first three months of 2005 to 8.9% in the first three months of 2006.

Net interest, decreased for the three months ended March 31, 2006, by $0.1 million, or 10.2% when compared to the corresponding period in 2005. The decrease is attributable to lower debt during the three months ended March 31, 2006.

Other expense for the quarter ended March 31, 2006 includes a non-cash loss of $2.4 million from the amortization of debt costs which includes $2.1 million related to the replacement of the Fortress Credit Facility and a gain of $0.7 million related to the embedded derivatives associated with the convertible debt agreement entered into in December.

Based upon our continued losses for the three months ended March 31, 2006, we continue to provide a valuation allowance which completely offsets the initial tax benefit calculation. Effective tax rates, before effect of the valuation allowance, of 31% and 29% were used for the quarters ended March 31, 2006 and 2005, respectively.

Loss

Net loss for the three months ended March 31, 2006 was $3.9 million, a decrease of $0.2 million from the net loss of $4.1 million for the corresponding period of the prior year. This decrease resulted from lower costs on reduced revenue as discussed above.

Inflation

We are subject to the effects of changing prices. During the quarter ended March 31, 2006, there was no significant inflationary impact. While the cost outlook for commodities used in our products, in particular steel, dimensional lumber and plywood products is not certain, management believes it can manage these inflationary pressures with sales price adjustments as allowed by our contracts and by actively monitoring material costs and supply chain and inventory management.

Liquidity and Capital Resources

We have funded our operations and capital expenditures mostly with cash generated internally by operations and borrowings under various credit facilities as well as cash received from exercised options and warrants. At March 31, 2006 we had $4.5 million in unrestricted cash and an additional $16.5 million in restricted cash. During the three months ended March 31, 2006 our operations contributed $0.5 million cash. Between April 17 2006 and May 4, 2006 we received an aggregate of $10.6 million from the exercise of outstanding options and warrants and the partial conversion of the Convertible Note as described below.

Management believes that existing capital, anticipated cash flow from operations, and current credit facilities will be sufficient to meet operating needs and capital expendiutures for the foreseeable future.

On March 31, 2006, we entered into a Loan and Security Agreement (the “B of A Credit Facility”) with Bank of America, N.A. and we amended our Convertible Note again. The B of A Credit Facility was funded and closed on April 4, 2006.

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

The B of A Credit Facility provides for revolving credit loans of up to a maximum principal amount of $25,000,000 (the “Revolver Loans”) and a letter of credit subline in the maximum amount of $12,000,000. The Revolver Loans will bear interest per annum, payable monthly, at a variable rate equal to Bank of America's announced prime rate, plus up to 0.75%. Under certain circumstances, we may elect a LIBOR rate plus 2.00% to 3.00%, in which case, interest will be payable in one, two, three or six month periods selected by us. The variable rates, plus an unused credit line fee between 0.250% to 0.375% per annum, will depend on our quarterly EBITDA measured on a trailing 12 month basis.

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

On May 3, 2006, we entered into an agreement with the holder of the Convertible Note, pursuant to which the holder agreed to convert $8.3 million of the principal amount of the Convertible Note (the "Conversion Amount") prior to the August 31, 2006 redemption date set forth in the Convertible Note. Under the terms of the Convertible Note, the Conversion Amount will be converted into 1,065,643 shares at a conversion price of $7.82 per share. As consideration for the early conversion, we agreed to issue the holder approximately 189,189 additional shares of restricted common stock.

In connection with the partial conversion of the Convertible Note, the holder agreed to cause the "Letter of Credit Amount" (as defined in the Convertible Note) to be reduced by $5 million in accordance with the terms of the Convertible Note as if we had achieved the performance standards set forth in the Convertible Note, as amended, by the August 31, 2006 date. This resulted in the release of $5 million of cash collateral to us on May 5, 2006.

On May 4, 2006, $5.7 million of the $8.3 million Conversion Amount was converted into 728,900 shares of our common stock.

Between April 17, 2006 and May 4, 2006, outstanding warrants were exercised for a total of 325,000 shares of common stock at an aggregate exercise price of $2.6 million and outstanding options were exercised for a total of 327,750 shares at an aggregate exercise price of $3.0 million.

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

INTEREST RATE RISK

Through March 31, 2006, we were exposed to the risk of fluctuation in interest rates on the Fortress Credit Facility. During the quarter ended March 31, 2006, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the Fortress Credit Facility approximated fair value as the interest rate was variable and reset frequently. We continue to be exposed to the risk of fluctuation in interest rates on our B of A Credit Facility that replaced the Fortress Credit Facility as of April 4, 2006. The carrying value of the B of A Credit Facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the B of A Credit Facility bears interest at a variable rate of up to 0.75% per annum plus Bank of America’s announced prime rate. Interest is payable monthly. We estimate that the average amount of debt outstanding under the B of A Credit Facility for 2006 will be $7 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $70,000 per annum.

CREDIT RISK

Our credit terms generally are “net 30” for dealer accounts and defined by contracts which vary for direct sales. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been less than 0.5% of sales and within our expectations.

DERIVATIVE LIABILITY RISK

We are exposed to the risk of fair value derivative liability fluctuations in the equity instruments we have issued, which include a $25.9 million convertible note and outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increase or decrease, resulting in a corresponding current period loss or gain to be recognized. Based on the balance on our convertible note, number of outstanding warrants, market interest rates and historical volatility of our stock price as of March 31, 2006, a $1 increase or decrease in our stock price results in a non-cash derivative loss or gain of approximately $4.5 million. During the quarter ended March 31, 2006, we experienced a $737,000 non-cash gain on warrant and embedded derivatives.

Item 4. Controls And Procedures

a.	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006 and concluded that our disclosure controls and procedures were not effective as of March 31, 2006, because certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K Report”), have not been remediated.

The material weaknesses reported in our 2005 10-K Report that had not been remediated as of March 31, 2006 were as follows:

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

2.	The specific control deficiencies in information technology noted as of December 31, 2005, were as follows:
•	We did not have a sufficiently comprehensive review of segregation of duties regarding access rights when employees changed positions.
•	System limitations allow unrestricted access rights to certain applications.
•	Removal of access rights for terminated employees was not always done on a timely basis. Although no security breaches occurred, the potential for such breaches exists.
•	Inadequate monitoring of server backups allowed one location to not be properly backed up over one weekend.

b.	Changes in Internal Control over Financial Reporting

In order to remediate the material weaknesses described in the 2005 10-K Report, we made the following changes during the fiscal quarter ended March 31, 2006 in our internal control over financing reporting:
•	To begin to address the understaffing issue we hired a Director of Internal Control and SOX during the first quarter.

In light of the material weaknesses that remain as of March 31, 2006, we performed additional analysis and other post-closing procedures to ensure the Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Other than the remediation measures described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c.	Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Our plan to remediate those material weaknesses remaining as of March 31, 2006 is as follows:
•
We continue to search for additional staff for our Internal Control department and operational finance teams. The searches are underway and the positions will be filled as soon as qualified candidates are identified.

•	We are currently evaluating all finance personnel to ensure that appropriate skills and training are maintained in all critical positions.
•
Plans to remediate the deficiencies noted in Information Technology controls are being developed by the Director of Internal Control with the aid of an outside Information Technology consultant and will be further disclosed in future reports.

•	We implemented a new general ledger accounting package, Great Plains, on April 1, 2006 and will utilize the improved software in our internal control efforts.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our most recently file report on Form 10-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None in the reporting period.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Name of Exhibit
3.1(1)	Certificate of Incorporation of the Company.

3.2(2)	Bylaws of the Company.

10.1(3)	Company’s 1994 Stock Option Plan.

10.2(3)	Company’s 1996 Stock Option Plan.

10.3(3)	Company’s 1999 Stock Option Plan.

10.4(3)	Company’s 2002 Stock Option Plan.

10.5(2)	Employment Agreement between the Company and Evan M. Gruber.

10.6(2)	Employment Agreement between the Company and Michael G. Rhodes.

10.7(3)	Separation Agreement between the Company and Evan M. Gruber.

10.8(3)	Separation Agreement between the Company and Michael G. Rhodes.

10.9(3)	Employment Agreement between the Company and David M. Buckley

10.10(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett property in Perris, California

10.11(4)	Lease between the Company and BMG, relating to the property in Lathrop, California

10.12(5)	Credit Agreement between the Company and Wells Fargo Bank, N.A., as administrative agent, dated December 26, 2001

10.13(6)	Securities Purchase Agreement, dated December 31, 2004

10.14(6)	Senior Subordinated Secured Convertible Note, dated December 31, 2004

10.15(6)	Warrant to Purchase Common Stock issued December 31, 2004, dated December 31, 2004

Exhibit Number	Name of Exhibit
10.16(6)	Registration Rights Agreement, dated December 31, 2004

10.17(6)	Pledge and Security Agreement, dated December 31, 2004

10.18(6)	Intercreditor Agreement, dated December 31, 2004

10.19(6)	Amendment and Forbearance Agreement among the Company, Wells Fargo Bank, N.A., Union Bank of California, N.A. and Comerica Bank California, dated December 29, 2004.

10.20(7)	Financing Agreement between the Company and Fortress Credit Corp. as administrative agent, dated February 25, 2005.

10.21(8)	Amendment Number 1 to Industrial Real Estate Lease between Modtech Holdings, Inc. and BMG2 Enterprises, dated July 29, 2005

10.22(8)	Sublease between Modtech Holdings, Inc. and Boise Building Solutions Distribution, L.L.C., dated July 29, 2005

10.23(9)	Securities Purchase Agreement dated August 5, 2005

10.24(9)	First Amendment and Waiver of Financing Agreement between Fortress and Modtech Holdings, Inc., dated August 5, 2005

10.25(9)	First Amendment and Restated Registration Rights Agreement, dated August 5, 2005

10.26(9)	Amended and Restated Senior Subordinated Secured Convertible Note, dated August 5, 2005

10.27(9)	Consent, Waiver, Amendment and Exchange Agreement, dated August 5, 2005 (“Waiver”)

10.28(9)	Form of Voting Agreement executed pursuant to Waiver

10.29(9)	Form of Lock Up Letter executed pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.30(9)	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.31(9)	Warrant for 8,276 shares of common stock, dated August 5, 2005

10.32(10)	Second Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated September 19, 2005

10.32(11)	Third Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated December 22, 2005

10.33(12)	Intercreditor Agreement dated March 31, 2006

10.34(12)	Loan and Security Agreement dated March 31, 2006

10.35(12)	Amendment Agreement dated March 31, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________
(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).

(4)	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 1, 2002 (Commission File No. 000-25161).

(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).

(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on March 2, 2005 (Commission File No. 000-25161).

(8)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q/A filed with the Commission on October 17, 2005 (Commission File No. 000-25161).

(9)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on August 9, 2005 (Commission File No. 000-25161).

(10)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 23, 2005 (Commission File No. 000-25161).

(11)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on December 29, 2005 (Commission File No. 000-25161).

(12)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 4, 2006 (Commission File No. 000-25161).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODTECH HOLDINGS, INC.

Date: May 14, 2006	by:	/s/ DENNIS L. SHOGREN
Dennis L. Shogren Chief Financial Officer and Chief Accounting Officer

	by:	/s/ DAVID M. BUCKLEY
David M. Buckley Chief Executive Officer