Form 10-Q
period 2006-06-30
MODTECH HOLDINGS INC
filed 2006-08-14
CIK 1075066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

As of August 9, 2006 there were 19,018,855 of the Registrant’s Common Stock outstanding.

Modtech Holdings, Inc.
Index to Form 10-Q

		Page #
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets As of June 30, 2006 and December 31, 2005	4

	Condensed Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2006 and 2005	5

	Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2006 and 2005	6

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18-19

Item 4.	Controls and Procedures	19-20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22-24

Signatures		25

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (“Modtech”, “we”, “our”, or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, we believe that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$182,000	$3,263,000
Restricted cash - current portion	5,000,000	11,452,000
Contracts receivable, less allowance for contract adjustments of $616,000 in both 2006 and 2005	32,687,000	40,687,000
Costs and estimated earnings in excess of billings on contracts	21,217,000	16,050,000
Inventories	7,810,000	12,047,000
Prepaid assets	762,000	960,000
Income tax receivable	8,000	6,000
Other current assets	3,069,000	1,373,000

Total current assets	70,735,000	85,838,000

Property and equipment, net	14,829,000	14,518,000
Restricted cash	-	5,000,000
Goodwill	71,903,000	71,903,000
Covenants not to compete, net	-	4,000
Debt issuance costs, net	1,914,000	3,993,000
Other assets	537,000	577,000

Total assets	$159,918,000	$181,833,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,065,000	$25,687,000
Accrued liabilities	15,077,000	28,498,000
Billings in excess of costs and estimated earnings on contracts	4,476,000	3,809,000
Current revolving credit line	-	4,819,000
Current maturities of long-term debt, net	17,244,000	19,831,000

Total current liabilities	61,862,000	82,644,000

Long-term debt, net, excluding current portion	-	14,628,000

Total liabilities	61,862,000	97,272,000
Shareholders’ equity:
Common stock, $.01 par value. Authorized 55,000,000 shares; issued and
outstanding 18,665,044 and 17,062,219 in 2006 and 2005, respectively	187,000	170,000
Additional paid-in capital	114,316,000	96,640,000
Accumulated deficit	(16,447,000)	(12,249,000)

Total shareholders’ equity	98,056,000	84,561,000

Total liabilities and shareholders’ equity	$159,918,000	$181,833,000

See notes to unaudited condensed consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$44,307,000	$58,297,000	$81,211,000	$108,835,000
Cost of goods sold	41,439,000	52,216,000	76,056,000	100,432,000

Gross profit	2,868,000	6,081,000	5,155,000	8,403,000

Selling, general and administrative expenses	3,556,000	3,548,000	6,854,000	7,440,000
Gain on sale of property and equipment	-	(58,000)	-	(63,000)

(Loss) income from operations	(688,000)	2,591,000	(1,699,000)	1,026,000

Other (expense) income:
Interest expense	(536,000)	(2,713,000)	(1,665,000)	(3,854,000)
Interest income	133,000	-	239,000	3,000
Gain on warrant and embedded derivatives	3,741,000	3,155,000	4,478,000	2,103,000
Amortization of debt costs	(143,000)	(293,000)	(2,511,000)	(462,000)
Accretion on convertible debt discount	(1,110,000)	(262,000)	(1,380,000)	(524,000)
Early debt conversion fee	(1,864,000)	-	(1,864,000)	-
Other income, net	170,000	178,000	204,000	232,000

	391,000	65,000	(2,499,000)	(2,502,000)

Income (loss) before income taxes	(297,000)	2,656,000	(4,198,000)	(1,476,000)
Income tax expense (benefit)	-	-	-	-

Net income (loss)	$(297,000)	$2,656,000	$(4,198,000)	$(1,476,000)

Basic earnings (loss) per common share	$(0.02)	$0.18	$(0.24)	$(0.10)

Basic weighted-average shares outstanding	18,079,000	14,828,000	17,571,000	14,747,000

Diluted earnings (loss) per common share	$(0.02)	$0.18	$(0.24)	$(0.10)

Diluted weighted-average shares outstanding	18,079,000	14,849,000	17,571,000	14,747,000

See notes to unaudited condensed consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	2006	2005
Cash flows from operating activities:
Net loss	$(4,198,000)	$(1,476,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,331,000	1,324,000
Write-off of debt issuance costs	2,058,000	-
Gain on sale of equipment	-	(63,000)
Stock compensation expense	376,000	-
Gain on derivative liability	(4,478,000)	(2,103,000)
Accretion on convertible debt discount	1,380,000	524,000
Early debt conversion fees settled with shares of common stock	1,864,000	-
Decrease (increase) in assets:
Contracts receivable	8,000,000	(4,322,000)
Costs and estimated earnings in excess of billings	(5,167,000)	(9,242,000)
Inventories	4,237,000	2,678,000
Other current and non-current assets	(1,460,000)	778,000
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(5,676,000)	3,589,000
Billings in excess of costs	667,000	(403,000)

Net cash used in operating activities	(1,066,000)	(8,716,000)
Cash flows from investing activities:
Purchase of property and equipment	(1,185,000)	(720,000)
Proceeds from sale of equipment	-	104,000

Net cash used in investing activities	(1,185,000)	(616,000)

Cash flows from financing activities:
Net principal payments under revolving credit line	(4,819,000)	(14,152,000)
Principal payments on long-term debt	(12,895,000)	(5,000,000)
Proceeds from issuance of long-term debt	-	27,898,000
Decrease (increase) in restricted cash	11,452,000	(6,898,000)
Payment of debt issuance costs	(432,000)	(2,473,000)
Net proceeds from issuance of common stock	5,864,000	2,616,000

Net cash (used in) provided by financing activities	(830,000)	1,991,000

Net decrease in cash and cash equivalents	(3,081,000)	(7,341,000)
Cash and cash equivalents at beginning of period	3,263,000	11,799,000

Cash and cash equivalents at end of period	$182,000	$4,458,000

Non-cash financing activity:
Issuance of common stock in connection with the conversion of debt	$5,700,000	$-

See notes to unaudited condensed consolidated financial statements

MODTECH HOLDINGS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2006

1)  Basis of Presentation

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full fiscal years.

2)  Inventories

Inventories consist of the following:

	June 30,	December 31,
	2006	2005
Raw materials	$6,469,000	$9,211,000
Work-in-process	925,000	2,630,000
Finished goods	416,000	206,000

	$7,810,000	$12,047,000
3)  Restricted Cash

Restricted cash as of June 30, 2006 consists of $5.0 million in cash collateral required under our $25.9 million Senior Subordinated Secured Convertible Note originally issued in 2004 (the “Convertible Note”) and is included in current assets as the related Convertible Note is recorded as a current liability.

4)  Accrued Liabilities

Accrued liabilities consist of the following:
	June 30,	December 31,
	2006	2005
Accrued compensation	$2,330,000	$2,634,000
Accrued insurance expense	3,688,000	3,688,000
Provision for estimated losses on contracts	694,000	3,790,000
Embedded derivative liability	3,103,000	7,849,000
Warrant derivative liability	2,576,000	6,192,000
Accrued warranty	929,000	930,000
Other accrued liabilties	1,757,000	3,415,000

	$15,077,000	$28,498,000

5)  Debt

Credit Facility

On March 31, 2006, we entered into a Loan and Security Agreement (the “B of A Credit Facility”) with Bank of America, N.A., and completed an additional amendment to our Convertible Note. The B of A Credit Facility was funded and closed on April 4, 2006.

In connection with the B of A Credit Facility, we terminated our credit facility with Fortress Credit Corp. We paid off all amounts borrowed and due under the Fortress credit facility, which aggregated approximately $19.4 million, including approximately $0.3 million in accrued interest. There were no early termination penalties incurred by us in connection with the termination of the Fortress credit facility. Due to the replacement of the Fortress credit facility, approximately $2.1 million of unamortized debt issuance costs was written off and charged to expense for the quarter ended March 31, 2006.

The B of A Credit Facility provides for revolving credit loans of up to a maximum principal amount of $25.0 million (the “Revolver Loans”) and a letter of credit subline in the maximum amount of $12.0 million. As of June 30, 2006 no amounts are outstanding under the Revolver Loans and $7.2 million of the letter of credit subline is allocated for standby letters of credit. The Revolver Loans will bear interest per annum, payable monthly, at a variable rate equal to Bank of America’s announced prime rate, plus up to 0.75%. Under certain circumstances, we may elect a LIBOR rate plus 2.0% to 3.0%, in which case, interest will be payable in one, two, three or six month periods selected by us. The variable rates, plus an unused credit line fee of between 0.250% to 0.375% per annum, will depend on our quarterly EBITDA (“Earnings Before Interest Taxes Depreciation and Amortization”) measured on a trailing 12 month basis.

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

In connection with the B of A Credit Facility, the Convertible Note was amended to bring the financial covenants in the Convertible Note in line with those in the B of A Credit Facility, extend each redemption date by 45 days, to August 31, 2006, August 31, 2007 and September 2, 2008, reduce one of the EBITDA measurement periods from 12 months to 6 months, and adjust the notice time periods for redemption. We also entered into a new Intercreditor Agreement with Bank of America and the holder of our Convertible Note that replaced the Intercreditor Agreement between Fortress Credit Corp and the holder of our Convertible Note. The replacement Intercreditor Agreement is on substantially the same terms as the original Intercreditor Agreement, but was modified to reflect the changes in the redemption provisions of the Convertible Note.

Our financial performance for the six month period ended June 30, 2006 resulted in the violation of certain financial covenants within the B of A Credit Facility and the Convertible Note. We currently continue to have access to our line of credit and are negotiating an amendment to the covenants that reflect expected performance. We have not yet reached an agreement with Bank of America and our Convertible Note holder on the terms of the amendment; therefore, the $17.2 million balance of the Convertible Note is classified as a current liability.

Convertible Note

The Convertible Note bears interest at 7% per annum. Interest on the Convertible Note is payable quarterly in cash. The principal amount of the Convertible Note is due on December 31, 2009.

On May 4, 2006, the Convertible Note holder converted $5.7 million of the principal amount of the Convertible Note into 728,900 shares of our common stock pursuant to an agreement to convert a total of $8.3 million of principal prior to the August 31, 2006 redemption date set forth in the Convertible Note. The remaining $2.6 million of principal was converted into 336,743 shares of our common stock on July 13, 2006. As consideration for the early conversion, we issued the holder 189,189 additional shares of restricted common stock which was recorded as a $1.9 million early debt conversion fee for the quarter ended June 30, 2006.

Following the conversion of $5.7 million of the principal amount of the Convertible Note on May 4, 2006, the principal balance of the Convertible Note as of June 30, 2006 was $20.7 million with a discounted balance of $17.2 million.

The Convertible Note holder has the right to require us to redeem up to $9.2 million on August 31, 2007, and $8.3 million on September 2, 2008.

The Convertible Note is secured by a first priority, perfected security interest in certain cash collateral placed in a restricted, segregated collateral account. As of June 30, 2006, the amount of cash collateral required to be maintained in this account is $5.0 million and is recorded as restricted cash on our condensed consolidated balance sheet as of June 30, 2006 (See Note 3). The cash collateral is not accessible for use by us until such time as it is released. The cash held in the cash collateral account will be reduced as certain financial milestones are met and can be used, in part, to fund redemptions that may be requested by the Convertible Note holder on the redemption dates described above, or upon an “event of default” as defined under the Convertible Note. The Convertible Note is also secured by a second priority security interest in our assets, subordinated only to the B of A Credit Facility.

As of June 30, 2006, the Convertible Note was convertible into 2,583,121 shares of common stock and the warrants issued in connection with the Convertible Note (the “Convertible Note Warrants”) were exercisable for 264,964 shares of common stock at a conversion and exercise price, respectively, of $7.82 per share. The conversion and exercise price and the number of shares to be acquired are subject to adjustment pursuant to customary anti-dilution provisions contained in the Convertible Note and Convertible Note Warrants. The Convertible Note and Convertible Note Warrants may be converted or exercised at any time or from time to time.

Embedded Derivatives

There are certain embedded derivatives associated with the Convertible Note. An embedded derivative is a derivative instrument that is embedded within another contract, which under the Convertible Note (the host contract) includes the right to convert the Convertible Note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. In connection with the May 4, 2006 conversion of $5.7 million of the underlying Convertible Notes, the relative fair value of the embedded derivative liability was reduced by $2.4 million, and was reclassified to additional paid-in capital. We conducted a valuation of the remaining embedded derivatives as of June 30, 2006 using various valuation methods, which included Black-Scholes option pricing models. Due to the decrease in our stock price from $8.75 at March 31, 2006 to $6.77 at June 30, 2006, the valuation conducted as of June 30, 2006 resulted in a non-cash gain of $2.3 million for the three month period ended June 30, 2006, with a corresponding decrease in the embedded derivative liability, which is included as a component of accrued liabilities at June 30, 2006. As of June 30, 2006, the fair value of the embedded derivative liability is $3.1 million.

The discounted balance on the Convertible Note totals $17.2 million as of June 30, 2006. As described above, based on the violation of certain financial statement covenants the entire balance at June 30, 2006 is classified as current.

Release of $5.0 Million in Restricted Cash

In connection with the partial conversion of the Convertible Note, the holder agreed to cause the “Letter of Credit Amount” (as defined in the Convertible Note) to be reduced by $5.0 million in accordance with the terms of the Convertible Note as if we had achieved the performance standards set forth in the Convertible Note, as amended, by the August 31, 2006 date. This resulted in the release of $5.0 million of cash collateral to us on May 5, 2006.

6)  Private placement issuance of common stock and warrant derivatives

On August 5, 2005, we completed a private placement of equity securities pursuant to which we raised $11.6 million through the sale of 2,046,000 shares of our common stock and five-year warrants to purchase an additional 1,023,000 shares of common stock (“2005 Equity Warrants”).

Between May 1, 2006 and May 12, 2006, outstanding warrants were exercised for a total of 325,000 shares of common stock at an aggregate exercise price of $2.6 million.

The warrant activity for the six months ended June 30, 2006, is summarized below:

		Weighted- Average
	Warrants	Exercise Price
Outstanding options at beginning of period	1,460,268	$8.15
Granted (antidilution adjustment)	37,830	-
Exercised	(325,000)	8.00
Forfeited	-	-

Outstanding options at end of period	1,173,098	$7.93

The total intrinsic value of warrants exercised during the six months ended June 30, 2006 totaled $0.6 million.

Equity Warrants and the Convertible Note Warrants (See Note 5) require quarterly analysis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company’s own stock as either equity or as a derivative liability. Evaluation of these conditions under EITF 00-19 resulted in the determination that the 2005 Equity Warrants and the Convertible Note Warrants are classified as a derivative liability.

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. In connection with the May 2006 exercises of 325,000 warrants with proceeds of $2.6 million, the relative fair value of the derivative liability was reduced by $1.5 million, and was reclassified to additional paid-in capital. We valued the remaining warrant derivative liabilities as of June 30, 2006 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility ranging from 40.1% to 41.5%, risk free interest rate ranging from of 4.97% to 4.99% and a remaining contractual life ranging from 3.5 years to 4.08 years. Due primarily to the decrease in our stock price from $8.75 at March 31, 2006 to $6.77 at June 30, 2006, the valuation conducted as of June 30, 2006 resulted in a non-cash gain of $1.5 million for the three month periods ended June 30, 2006, with a corresponding decrease in the warrant derivative liability, which is included as a component of accrued liabilities at June 30, 2006. As of June 30, 2006, the total fair value of the warrant derivative liability is $2.6 million.

7)  Stock-Based Compensation

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective approach permitted thereunder. Prior to the adoption of SFAS 123(R) we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method). Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The exercise price of previous stock options granted has not been less than the fair market value at the date of grant, and accordingly, prior to January 1, 2006, we have not previously recognized compensation expense related to stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the six months ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet fully vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss and basic and diluted loss per share for the six months ended June 30, 2006, were $376,000 and $0.02 higher, respectively, than if we had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants. For the three months ended June 30, 2006, our net loss and basic and diluted loss per share were $213,000 and $0.01 higher, respectively, than if we had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. The tax benefit for the six months ended June 30, 2006 was $137,000 and was recorded as a deferred tax asset with a full valuation allowance due to our continuing loss position. Prior to adoption of SFAS 123(R), we included these tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS 123(R), future tax benefits arising from the exercise of stock options will be reported as financing cash flows rather than operating cash flows in our condensed consolidated statements of cash flows.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123," for the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income (loss)
As reported	$2,656,000	$(1,476,000)

Deduct stock-based compensation expense determined under fair-value based method, net of tax	(99,000)	(198,000)

Pro forma	$2,557,000	$(1,674,000)
Basic and diluted earnings (loss) per common share
As reported	$0.18	$(0.10)
Pro forma	$0.17	$(0.11)

The per share weighted-average fair value of stock options granted during the three month period ended June 30, 2005 was $4.99. There were no stock options granted during the three month period ended June 30, 2005. The per share weighted-average fair value of stock options granted during the six months ended June 30, 2006 and 2005 were $4.79 and $3.47, respectively. We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards, with the following weighted-average assumptions for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected dividend yield	0%	--	0%	0%
Average risk-free interest rate	4.60%	--	4.68%	3.50%
Expected volatility	55.00%	--	54.45%	45.44%
Expected life of options (in years)	6.25 years	--	6.59 years	4.0 years

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

At June 30, 2006, there was $4.6 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.6 years.

The following table represents stock option activity for the six months ended June 30, 2006:

	Number of	Weighted- Average
	Shares	Exercise Price
Outstanding options at beginning of period	1,373,303	$9.79
Granted	50,000	8.17
Exercised	(359,736)	9.16
Forfeited	(259,324)	13.03

Outstanding options at end of period	804,243	$8.94

Outstanding exercisable at end of period	473,324	$9.51

Between April 17, 2006 and May 9, 2006, outstanding options were exercised for a total of 359,736 shares at an aggregate exercise price of $3.3 million.

The weighted average remaining contractual life for options outstanding and exercisable was 6.29 years and 4.87 years, respectively, as of June 30, 2006. Shares available for future stock option grants were 1,264,948 at June 30, 2006. At June 30, 2006, the total intrinsic value of options outstanding was $96,000, and the aggregate intrinsic value of options exercisable was also $96,000.

The following table summarizes our nonvested stock option activity for the six months ended June 30, 2006:
		Weighted- Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested stock options at beginning of period	443,107	$3.61
Granted	50,000	4.79
Vested	(75,940)	4.65
Forfeited	(86,250)	3.28

Nonvested stock options at end of period	330,919	$3.64

On June 13, 2006 the stockholders approved an amendment to the 2002 Stock Option Plan to provide for the granting of (i) restricted stock and/or restricted stock units, (ii) stock appreciation rights, and (iii) stock bonuses (the “Amended Plan”). The Amended Plan also sets for the business criteria for “performance-based compensation” that is subject to Section 162(m) of the Internal Revenue Code of 1986, as amended, restricts the number of shares that may be granted to any one recipient in any one fiscal year to 100,000, and defines termination for cause (which was previously subject to definition in each stock option grant). On June 13, 2006, 464,778 shares of restricted stock were granted to certain officers and members of the management team. All restricted stock granted to employees under the 2002 Stock Option Plan vest over a four year period with one-third vesting at the end of two, three, and four years, respectively. As a result of this transaction, the $3.5 million intrinsic value of the restricted stock is required to be recognized as compensation expense ratably over the five year vesting period and therefore a charge of approximately $43,000 was recorded in the three month period ended June 30, 2006.

The restricted stock activity for the six months ended June 30, 2006, is summarized below:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested shares at December 31, 2005	-	$-
Granted	464,778	7.56
Vested	-	-
Canceled	-	-

Nonvested shares at June 30, 2006	464,778	$7.56

8)  Subsequent Events

On July 18, 2006, the holder of our Convertible Note converted $2.6 million of the principal amount into 336,743 shares of our common stock.

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

Forward Looking Statements

This quarterly report contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are intended to be subject to the safe harbor protection within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this annual report, including the Notes to the Consolidated Financial Statements and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” describe factors, among others, that could contribute to or cause such differences. In addition, the accuracy of such forward looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: a continuing labor shortage in California; our current default under the terms of our B of A Credit Facility which could impact our liquidity in the future; the ability to adequately pass through to customers unanticipated future increases in raw material costs; an unanticipated change in the types of classrooms required by school districts; and declines in available funding for modular classroom construction and other risks and uncertainties that are described elsewhere in this report and in our other filings with the Securities and Exchange Commission, including our reports on Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, there is no assurance that our expectations will be attained. The forward-looking statements are current only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

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

Accrual for Worker’s Compensation Reserve

We are self-insured for workers compensation under a high deductible program. Management bases its accrual estimate on input from the insurance carrier which includes information regarding open and closed cases, historical costs associated with those claims, certain developed costs and an estimate of Incurred But Not Reported (“IBNR”) claims. Acutal claims often vary to some extent from our estimates. This variability may result in actual costs being either above or below the estimates recorded on our consolidated financial statements. In July 2006, we became fully insured for workers compensation with no deductible.

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

Valuation of the Embedded and Warrant Derivatives

The valuation of our embedded derivatives associated with our $25.9 million convertible subordinated promissory note, and our warrant derivatives, associated principally with the 1,023,000 warrant shares issued in connection with our $11.6 million private equity placement on August 5, 2005, are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with FASB Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities , these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

Recent Accounting Pronouncements

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the impact this new standard; however, the standard is not expected to have a significant impact on the Company’s financial position, results of operation or cash flows.

Leveraged Leases

In July 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”). FSP 13-2 requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which change occurs. The pretax gain or loss is required to be included in the same line item in which the leveraged lease income is recognized, with the tax effect being included in the provision for income taxes. We are required to adopt FSP 13-2 effective January 1, 2007. The cumulative effect of initially adopting this FSP will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. FSP 13-2 is not expected to have any impact on the Company’s financial position, results of operation or cash flows.

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

Results of Current Operations - Overview

Revenues were $44.3 million and $81.2 million for the three and six months ended June 30, 2006, respectively, down 24.0% and 25.4%, respectively, from the corresponding periods of the prior year. The decline was due primarily to a return to normal production levels in Florida following a major classroom project in 2005 that resulted from the 2004 hurricanes and lower production volumes in California in part due to factory inefficiencies and periodic labor shortages.

As a result of smaller projects and a resulting quicker project turnover in 2006, our backlog of sales orders has declined from $164.3 million at July 31, 2005 to $78.1 million at July 31, 2006. We do not expect our backlog to return to the historically high level we experienced during late 2004 and the first half of 2005.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percent of net sales.

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	93.5	89.6	93.7	92.3
Gross profit	6.5	10.4	6.3	7.7
Selling, general and administrative expenses	8.0	6.1	8.4	6.8
Gain on sale of property and equipment	-	(0.1)	-	(0.1)
(Loss) income from operations	(1.6)	4.4	(2.1)	0.9
Other (expense) income:
Interest expense	(1.2)	(4.7)	(2.1)	(3.5)
Interest income	0.3	-	0.3	0.0
Gain (loss) on warrant and embedded derivatives	8.4	5.4	5.5	1.9
Early debt conversion fee	(4.2)	-	(2.3)	-
Other income, net	0.4	0.3	0.3	0.2
Income (loss) before income taxes	(0.7)	4.6	(5.2)	(1.4)
Income tax expense (benefit)	-	-	-	-
Net income (loss)	(0.7)%	4.6%	(5.2)%	(1.4)%

Revenue

Revenues were $44.3 million for the quarter ended June 30, 2006, down 24.0% from the record revenues of $58.3 million in the prior year period. Arizona and Texas sales for the quarter totaled $7.0 million for a combined shortfall of $4.5 million when compared to the same quarter last year. Florida revenue for the three months ended June 30, 2006 was $10.8 million, down $1.9 million or 14.6% from the corresponding quarter the prior year. The decrease in Florida was due to a return to prior levels of sales in the region as revenues during 2005 were higher due to a major classroom project in Florida stemming from the hurricanes in the fall of 2004. California revenue of $26.5 million for the quarter ended June 30, 2006 was $7.6 million or 22.3% less than the corresponding quarter the prior year. The decrease in California was primarily due to lower production volumes in part due to factory inefficiencies and periodic labor shortages in California. In addition, in the prior year periods more of our California revenue was attributable to fieldwork on large school projects, in the current year period we were more reliant on revenue generated from the shipment of factory-built units for both schools and commercial customers.

For the six month ended June 30, 2006, revenues were $81.2 million, down 25.4% from the record revenues of $108.8 million in the prior year period. Arizona and Texas sales for the six months had a combined shortfall of $5.2 million when compared to the corresponding period last year. Florida revenue for the six months ended June 30, 2006 was $17.1 million, down $8.8 million or 33.9% from the corresponding period the prior year. The decrease in Florida was due to a return to prior levels of sales in the region as the first half of 2005 revenues were bolstered by a major classroom project stemming from the hurricanes in the fall of 2004. California revenue of $48.5 million for the quarter ended June 30, 2006 was $13.6 million or 22.0% less than the corresponding period the prior year. The decrease in California was primarily due to lower production volumes in part due to factory inefficiencies and periodic labor shortages in California. In addition, in the prior year periods more of our California revenue was attributable to fieldwork on large school projects, in the current year period we were more reliant on revenue generated at the factory for both schools and commercial customers. Our goal in the second half of 2006 is to significantly improve our factory throughput by making changes on our assembly lines including kitting of sub-assembly components.

The demise of the piggyback contracting system in California appears to have had a short-term adverse affect on the sales volume in recent quarters. Prior to January 27, 2006 many school districts in California utilized “piggy-back” contracts which allowed them to order buildings off of contracts bid and entered into by builders, including Modtech, with other school districts. Since January 27, 2006, these piggyback contracts are no longer allowed to be used in this manner. As a result, more public bids will have to occur for the same volume of work. The public bidding process is a lengthy one. It is believed that this change has delayed some anticipated work into later 2006. In the long-term, we expect the demand for our products and services will not be significantly impacted by the change in the piggyback contracting system.

Our gross profit margin has declined year over year for the quarter and six months ended June 30, 2006. As a percent of sales, gross profit declined from 10.4% of sales for the quarter ended June 30, 2005 to 6.5% of sales for the quarter ended June 30, 2006. For the six month period ended June 30, 2006, our gross profit margin declined to 6.3% from 7.7% in the prior year period. Our gross profit margin declined as revenues declined more than expected and fixed and certain variable costs were not reduced in line with reduced revenues. In addition, the prior year margins benefited from volume efficiencies related to record results in the three and six months ended June 30, 2005. Management anticipates an improvement in gross margins in the next two quarters as volume picks up, especially in California and Florida. In addition, in the third quarter management has taken actions to reduce fixed costs and overhead, primarily by a reduction of staffing in order to achieve profitability at current revenue levels.

As of July 31, 2006, the backlog of sales orders was approximately $78.1 million, down from approximately $164.3 million at July 31, 2005. Backlog that is expected to be converted to sales during the remainder of the current fiscal year is approximately $72.0 million. The backlog by region as of July 31, 2006 was as follows: California—$66.0 million; Arizona—$5.8 million; Texas—$1.5 million; and Florida—$4.9 million. This compares to the backlog by region as of July 31, 2005 was as follows: California—$131.2 million; Arizona—$10.1 million; Texas—$3.4 million; and Florida—$19.6 million.

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

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses were approximately flat for the quarter and down $0.6 million or 7.9% for the six months ended June 30, 2006 compared to the corresponding periods of the prior year. The decrease in SG&A was primarily attributable to reduced legal, accounting and professional services as well as reduced sales commissions that resulted from lower sales. SG&A expenses for the quarter and six months ended June 30, 2006 include $213,000 and $376,000, respectively, in stock compensation expense as a result of the implementation of SFAS 123(R). This expense was reported in the past on a pro forma basis pursuant to the predecessor to SFAS 123(R), SFAS 123. As a result of the lower sales during the first half of 2006, selling, general, and administrative expenses increased as a percentage of net sales from 6.1% in the second quarter of 2005 to 8.0% in the second quarter of 2006 and from 6.8% in the first half of 2005 compared to 8.4% in the first half of 2006. In the third quarter management has taken actions to reduce SG&A costs, primarily by a reduction of staffing in order to achieve profitability at current revenue levels.

Other income (expense)

Interest expense decreased for the three and six months ended June 30, 2006, by $2.2 million and $2.2 million, respectively when compared to the corresponding period in 2005. The decrease is attributable to lower debt when compared to the prior year.

We recognized a non-cash gain of $3.7 million and $4.5 million related to the embedded derivatives associated with the convertible debt agreement and warrants in the three and six months ended June 30, 2006, respectively.

Accretion on convertible debt discount for the three months ended June 30, 2006 was $1.1 million, which included a $0.9 million incremental non-cash charge related to the discount on the $5.7 million conversion of a portion of the Convertible Notes in May 2006.

We recognized a non-cash early debt conversion fee of $1.9 million for the fair value of 189,189 restricted shares issued to the note holders as consideration for the early conversion of a portion of the Convertible Notes.

Due to the replacement of our previous credit facility, approximately $2.1 million of unamortized debt issue costs was written off and charged to interest expense for the quarter ended March 31, 2006.

Based upon our continued losses for the six months ended June 30, 2006, we continue to provide a valuation allowance on our deferred tax assets including deferred tax assets related to our net operating loss carryforward, which completely offsets the initial tax benefit calculation. The non-cash gains and losses from embedded derivatives are excluded from taxable income or loss.

Net Income (Loss)

The net loss of $0.3 million for the three months ended June 30, 2006 and the net loss of $4.2 million for the six months ended June 30, 2005 compare to net income of $2.7 million and a net loss of $1.5 million for the same periods, respectively, from the prior year. The changes in the periods compared are a direct result of the factors discussed above.

Inflation

We are subject to the effects of changing prices. During the six months ended June 30, 2006, there was no significant inflationary impact. While the cost outlook for commodities used in our products, in particular steel, dimensional lumber and plywood products is not certain, management believes it can manage these inflationary pressures with sales price adjustments as allowed by our contracts and by actively monitoring material costs and supply chain and inventory management.

Liquidity and Capital Resources

We have funded our operations and capital expenditures mostly with cash generated internally by operations and borrowings under various credit facilities as well as cash received from exercised options and warrants. At June 30, 2006 we had $0.2 million in unrestricted cash and an additional $5.0 million in restricted cash. The restricted cash is held as collateral for our Convertible Note. During the six months ended June 30, 2006 our operations used $1.1 million cash. During the second quarter of 2006 we received an aggregate of $17.3 million from the exercise of outstanding options and warrants and the release of restricted cash.

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

The B of A Credit Facility provides for revolving credit loans of up to a maximum principal amount of $25,000,000 (the “Revolver Loans”) and a letter of credit subline in the maximum amount of $12,000,000. The Revolver Loans will bear interest per annum, payable monthly, at a variable rate equal to Bank of America’s announced prime rate, plus up to 0.75%. Under certain circumstances, we may elect a LIBOR rate plus 2.00% to 3.00%, in which case, interest will be payable in one, two, three or six month periods selected by us. The variable rates, plus an unused credit line fee between 0.250% to 0.375% per annum, will depend on our quarterly EBITDA measured on a trailing 12 month basis.

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

Our financial performance for the six month period ended June 30, 2006 resulted in the violation of certain financial covenants within the B of A Credit Facility and the Convertible Note. We currently continue to have access to our line of credit and are negotiating an amendment to the covenants that reflect expected performance. We have not yet reached an agreement with Bank of America and our Convertible Note holder on the terms of the amendment; therefore, the $17.2 million balance of the Convertible Note is classified as a current liability.

On May 4, 2006, the Convertible Note holder converted $5.7 million of the principal amount of the Convertible Note into 728,900 shares of our common stock pursuant to an agreement to convert a total of $8.3 million of principal prior to the August 31, 2006 redemption date set forth in the Convertible Note. The remaining $2.6 million of principal was converted into 336,743 shares of our common stock on July 13, 2006. As consideration for the early conversion, we issued the holder 189,189 additional shares of restricted common stock which was recorded as a $1.9 million early debt conversion fee for the quarter ended June 30, 2006.

In connection with the partial conversion of the Convertible Note, the holder agreed to cause the “Letter of Credit Amount” (as defined in the Convertible Note) to be reduced by $5.0 million in accordance with the terms of the Convertible Note as if we had achieved the performance standards set forth in the Convertible Note, as amended, by the August 31, 2006 date. This resulted in the release of $5.0 million of cash collateral to us on May 5, 2006. In connection with the change to the B of A Credit Facility restricted cash was reduced by $6.5 million, which was held as cash collateral for the letter of credit subfacility under our prior revolving credit loan.

Between May 1, 2006 and May 12, 2006, outstanding warrants were exercised for a total of 325,000 shares of common stock at an aggregate exercise price of $2.6 million.

Between April 17, 2006 and May 9, 2006, outstanding options were exercised for a total of 359,736 shares at an aggregate exercise price of $3.3 million.

We anticipate a return to profitability in the second half of 2006. In the third quarter management has taken actions to reduce overhead and SG&A costs, primarily by a reduction of staffing in order to achieve profitability at current revenue levels. Management believes that existing capital, anticipated cash flow from operations, and current credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk refers to the risk that a change in the level of one or more market factors such as interest rates, foreign currency exchange rates, or equity prices will result in losses for a certain financial instrument of group of instruments. We do not hold any instruments that are subject to such risks, but we are exposed to the risk of increased interest rates on our credit facility the risk of loss on credit extended to our customers, and risk of fluctuations in the fair value of our derivative liabilities on certain instruments.

INTEREST RATE RISK

Through June 30, 2006, we were exposed to the risk of fluctuation in interest rates on the Fortress Credit Facility. During the quarter ended June 30, 2006, we did not use interest rate swaps or other types of derivative financial instruments. The carrying value of the Fortress Credit Facility approximated fair value as the interest rate was variable and reset frequently. We continue to be exposed to the risk of fluctuation in interest rates on our B of A Credit Facility that replaced the Fortress Credit Facility as of April 4, 2006. The carrying value of the B of A Credit Facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the B of A Credit Facility bears interest at a variable rate of up to 0.75% per annum plus Bank of America’s announced prime rate. Interest is payable monthly. We estimate that the average amount of debt outstanding under the B of A Credit Facility for 2006 will be $7.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $70,000 per annum.

CREDIT RISK

Our credit terms generally are “net 30” for dealer accounts and defined by contracts which vary for direct sales. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been less than 0.5% of sales and within our expectations.

DERIVATIVE LIABILITY RISK

We are exposed to the risk of fair value derivative liability fluctuations in the equity instruments we have issued, which include the Convertible Note and outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increase or decrease, resulting in a corresponding current period loss or gain to be recognized. Based on the balance on our convertible note, number of outstanding warrants, market interest rates and historical volatility of our stock price as of June 30, 2006, a $1 increase or decrease in our stock price results in a non-cash derivative loss or gain of approximately $2.0 million. During the quarter ended June 30, 2006, we experienced a $3.7 million non-cash gain on warrant and embedded derivatives.

Item 4. Controls And Procedures

  a. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006 and concluded that our disclosure controls and procedures were not effective as of June 30, 2006, because certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K Report”), have not been remediated.

The material weaknesses reported in our 2005 10-K Report that had not been remediated as of June 30, 2006 were as follows:

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

  b. Changes in Internal Control over Financial Reporting

In order to remediate the material weaknesses described in the 2005 10-K Report, we hired a Director of Internal Control and SOX during the first quarter (this position, however, is currently vacant and we are actively seeking a replacement) and made the following changes during the fiscal quarter ended June 30, 2006 in our internal control over financing reporting:

•	We implemented a new general ledger accounting package, Great Plains, on April 1, 2006 and will utilize the improved software in our internal control efforts.

•	We have engaged an outside Information Technology consultant and began assessment and remediation of our control deficiencies in information technology

In light of the material weaknesses that remain as of June 30, 2006, we performed additional analysis and other post-closing procedures to ensure the Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Other than the remediation measures described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  c. Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Our plan to remediate those material weaknesses remaining as of June 30, 2006 is as follows:

•
We continue to search for additional staff for our Internal Control department and operational finance teams. The searches are underway and the positions will be filled as soon as qualified candidates are identified.

•	We are currently evaluating all finance personnel to ensure that appropriate skills and training are maintained in all critical positions.

•
Remediate the deficiencies noted in Information Technology controls with the aid of an outside Information Technology consultant in connection with the implementation of our new general ledger accounting package, Great Plains.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our most recently file report on Form 10-K other than the risk factor described below:

Violation of certain financial covenants in our credit facility may adversely impact our liquidity in the future.

As disclosed in Item 3 below, we are now in violation of certain financial covenants under the B of A Credit Facility and the Convertible Note. This has resulted in $15.0 million of what would otherwise be classified as long term debt being classified as current. We are currently able to borrow under the B of A Credit Facility and are negotiating an amendment to the financial covenants in both instruments, but we may be unable to reach an agreement with Bank of America and our Convertible Note holder. If this were to occur, we would not have access to our credit line which could have a material adverse effect on our liquidity position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None in the reporting period.

Item 3. Defaults upon Senior Securities

Our financial performance for the six month period ended June 30, 2006 resulted in the violation of certain financial covenants within the B of A Credit Facility and the Convertible Note. We currently continue to have access to our line of credit and are negotiating an amendment to the covenants that reflect expected performance. We have not yet reached an agreement with Bank of America and our Convertible Note holder on the terms of the amendment; therefore, the $17.2 million balance of the Convertible Note is classified as a current liability.

Item 4. Submission of Matters to a Vote of Security Holders

The matters voted on at the Annual Meeting of Stockholders held June 13, 2006, and the results of the vote were as follows:

1.	To elect a board of seven (7) directors, with each director so elected to hold office until the next Annual Meeting and until their successors have been duly elected and qualified.

Nominee	For	Withheld
David M. Buckley	10,277,172	141,125
Robert W. Campbell	10,277,178	141,119
Daniel J. Donahoe III	10,386,753	31,544
Stanley N. Gaines	10,386,823	31,474
Charles R. Gwirtsman	10,380,548	37,749
Charles C. McGettigan	10,277,178	141,119
Myron A. Wick III	10,276,328	141,969

2.	To approve an amendment to the Company’s 2002 Nonstatutory Stock Option Plan to allow for the granting of additional forms of equity awards.

For	Against	Abstain	Broker Non-vote
7,023,290	4,432,766	546,815	6,395,173

3.	To ratify the appointment of Peterson & Company as the independent auditors of the Company for the current fiscal year ending December 31, 2006

For	Against	Abstain	Broker Non-vote
10,414,093	3,104	1,100	7,979,747

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Name of Exhibit

3.1(1)	Certificate of Incorporation of the Company.

3.2(2)	Bylaws of the Company.

10.1(3)	Company’s 1994 Stock Option Plan.

10.2(3)	Company’s 1996 Stock Option Plan.

10.3(3)	Company’s 1999 Stock Option Plan.

10.4(3)	Company’s 2002 Stock Option Plan.

10.5(2)	Employment Agreement between the Company and Evan M. Gruber.

10.6(2)	Employment Agreement between the Company and Michael G. Rhodes.

10.7(3)	Separation Agreement between the Company and Evan M. Gruber.

10.8(3)	Separation Agreement between the Company and Michael G. Rhodes.

10.9(3)	Employment Agreement between the Company and David M. Buckley

10.10(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett property in Perris, California

10.11(4)	Lease between the Company and BMG, relating to the property in Lathrop, California

10.12(5)	Credit Agreement between the Company and Wells Fargo Bank, N.A., as administrative agent, dated December 26, 2001

10.13(6)	Securities Purchase Agreement, dated December 31, 2004

10.14(6)	Senior Subordinated Secured Convertible Note, dated December 31, 2004

10.15(6)	Warrant to Purchase Common Stock issued December 31, 2004, dated December 31, 2004

10.16(6)	Registration Rights Agreement, dated December 31, 2004

10.17(6)	Pledge and Security Agreement, dated December 31, 2004

10.18(6)	Intercreditor Agreement, dated December 31, 2004

10.19(6)	Amendment and Forbearance Agreement among the Company, Wells Fargo Bank, N.A., Union Bank of California, N.A. and Comerica Bank California, dated December 29, 2004.

10.20(7)	Financing Agreement between the Company and Fortress Credit Corp. as administrative agent, dated February 25, 2005.

10.21(8)	Amendment Number 1 to Industrial Real Estate Lease between Modtech Holdings, Inc. and BMG2 Enterprises, dated July 29, 2005

10.22(8)	Sublease between Modtech Holdings, Inc. and Boise Building Solutions Distribution, L.L.C., dated July 29, 2005

Exhibit Number	Name of Exhibit

10.23(9)	Securities Purchase Agreement, dated August 5, 2005

10.24(9)	First Amendment and Waiver of Financing Agreement between Fortress and Modtech Holdings, Inc., dated August 5, 2005

10.25(9)	First Amendment and Restated Registration Rights Agreement, dated August 5, 2005

10.26(9)	Amended and Restated Senior Subordinated Secured Convertible Note, dated August 5, 2005

10.27(9)	Consent, Waiver, Amendment and Exchange Agreement, dated August 5, 2005 (“Waiver”)

10.28(9)	Form of Voting Agreement executed pursuant to Waiver

10.29(9)	Form of Lock Up Letter executed pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.30(9)	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.31(9)	Warrant for 8,276 shares of common stock, dated August 5, 2005

10.32(10)	Second Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated September 19, 2005

10.32(11)	Third Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated December 22, 2005

10.33(12)	Intercreditor Agreement dated, March 31, 2006

10.34(12)	Loan and Security Agreement, dated March 31, 2006

10.35(12)	Amendment Agreement, dated March 31, 2006

10.36	Amendment to 2002 Stock Option Plan, dated June 13, 2006

10.37	Exchange of Senior Subordinated Secured Convertible Notes, dated May 3, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).

(4)	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 1, 2002 (Commission File No. 000-25161).

(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).

(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on March 2, 2005 (Commission File No. 000-25161).

(8)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q/A filed with the Commission on October 17, 2005 (Commission File No. 000-25161).

(9)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on August 9, 2005 (Commission File No. 000-25161).

(10)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 23, 2005 (Commission File No. 000-25161).

(11)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on December 29, 2005 (Commission File No. 000-25161).

(12)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 4, 2006 (Commission File No. 000-25161).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODTECH HOLDINGS, INC.

Date: August 14, 2006	by:	/s/ KENNETH S. CRAGUN
Kenneth S. Cragun Chief Financial Officer and Chief Accounting Officer

	by:	/s/ DENNIS L. SHOGREN
Dennis L. Shogren President and Chief Executive Officer