Form 10-Q
period 2006-09-30
MODTECH HOLDINGS INC
filed 2006-11-14
CIK 1075066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

(951) 943-4014
(Registrant’s telephone number including area code)

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

As of November 6, 2006 there were 20,018,855 of the Registrant’s Common Stock outstanding.

Modtech Holdings, Inc.
Index to Form 10-Q

		Page #

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets
	As of September 30, 2006 and December 31, 2005	4

	Condensed Consolidated Statements of Operations
	For the Three and Nine Months Ended September 30, 2006 and 2005	5

	Condensed Consolidated Statements of Cash Flows
	For the Nine Months Ended September 30, 2006 and 2005	6

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	24-25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	27-29

Signatures		30

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (“Modtech”, “we”, “our”, or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, we believe that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,988,000	$3,263,000
Restricted cash - current portion	5,000,000	11,452,000
Contracts receivable, less allowance for contract adjustments of $720,000 and
$616,000 in 2006 and 2005, respectively	29,629,000	40,687,000
Costs and estimated earnings in excess of billings on contracts	21,221,000	16,050,000
Inventories	7,964,000	12,047,000
Prepaid assets	1,514,000	960,000
Income tax receivable	8,000	6,000
Other current assets	3,551,000	1,373,000

Total current assets	72,875,000	85,838,000

Property and equipment, net	14,482,000	14,518,000
Restricted cash	—	5,000,000
Goodwill	71,903,000	71,903,000
Covenants not to compete, net	—	4,000
Debt issuance costs, net	1,859,000	3,993,000
Other assets	516,000	577,000

Total assets	$161,635,000	$181,833,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,847,000	$25,687,000
Accrued liabilities	12,252,000	28,498,000
Billings in excess of costs and estimated earnings on contracts	2,972,000	3,809,000
Current revolving credit line	3,300,000	4,819,000
Current maturities of long-term debt, net	15,182,000	19,831,000

Total current liabilities	59,553,000	82,644,000

Long-term debt, net, excluding current portion	—	14,628,000

Total liabilities	59,553,000	97,272,000
Shareholders’ equity:
Common stock, $.01 par value. Authorized 55,000,000 shares; issued and
outstanding 19,018,855 and 17,062,219 in 2006 and 2005, respectively	190,000	170,000
Additional paid-in capital	117,836,000	96,640,000
Accumulated deficit	(15,944,000)	(12,249,000)

Total shareholders’ equity	102,082,000	84,561,000

Total liabilities and shareholders’ equity	$161,635,000	$181,833,000

See notes to unaudited condensed consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$45,583,000	$65,576,000	$126,794,000	$174,411,000
Cost of goods sold	42,668,000	60,805,000	118,724,000	161,237,000

Gross profit	2,915,000	4,771,000	8,070,000	13,174,000

Selling, general and administrative expenses	3,672,000	3,710,000	10,526,000	11,150,000
Loss (gain) on sale of property and equipment	—	5,000	—	(57,000)

(Loss) income from operations	(757,000)	1,056,000	(2,456,000)	2,081,000

Other (expense) income:
Interest expense	(379,000)	(1,704,000)	(2,044,000)	(5,557,000)
Interest income	60,000	44,000	299,000	47,000
Gain (loss) on warrant and embedded derivatives	2,220,000	(9,612,000)	6,698,000	(7,509,000)
Amortization of debt costs	(146,000)	(263,000)	(2,657,000)	(725,000)
Accretion of convertible debt discount	(569,000)	(268,000)	(1,949,000)	(793,000)
Early debt conversion fee	—	—	(1,864,000)	—
Other income, net	74,000	91,000	278,000	324,000

	1,260,000	(11,712,000)	(1,239,000)	(14,213,000)

Income (loss) before income taxes	503,000	(10,656,000)	(3,695,000)	(12,132,000)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$503,000	$(10,656,000)	$(3,695,000)	$(12,132,000)

Basic earnings (loss) per common share	$0.03	$(0.66)	$(0.20)	$(0.80)

Basic weighted-average shares outstanding	18,966,000	16,146,000	18,044,000	15,218,000

Diluted earnings (loss) per common share	$0.03	$(0.66)	$(0.20)	$(0.80)

Diluted weighted-average shares outstanding	19,432,000	16,146,000	18,044,000	15,218,000

See notes to unaudited condensed consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,695,000)	$(12,132,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,905,000	2,059,000
Write-off of debt issuance costs	2,057,000	—
Gain on sale of equipment	—	(57,000)
Stock compensation expense	773,000	—
Non-cash interest expense	—	900,000
Gain on derivative liability	(6,698,000)	7,509,000
Accretion on convertible debt discount	1,948,000	793,000
Early debt conversion fees settled with shares of common stock	1,864,000	—
Decrease (increase) in assets:
Contracts receivable	11,058,000	(5,929,000)
Costs and estimated earnings in excess of billings	(5,171,000)	(10,460,000)
Inventories	4,083,000	756,000
Income tax receivable	(2,000)	4,956,000
Other current and non-current assets	(2,670,000)	188,000
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(5,080,000)	3,240,000
Billings in excess of costs	(837,000)	603,000

Net cash used in operating activities	(465,000)	(7,574,000)
Cash flows from investing activities:
Purchase of property and equipment	(1,266,000)	(965,000)
Proceeds from sale of equipment	—	109,000

Net cash used in investing activities	(1,266,000)	(856,000)

Cash flows from financing activities:
Net principal payments under revolving credit line	(1,519,000)	(21,412,000)
Principal payments on long-term debt	(12,895,000)	(12,104,000)
Proceeds from issuance of long-term debt	—	27,898,000
Decrease (increase) in restricted cash	11,452,000	(7,396,000)
Payment of debt issuance costs	(523,000)	(2,313,000)
Net proceeds from issuance of common stock	5,941,000	15,460,000

Net cash provided by financing activities	2,456,000	133,000

Net increase (decrease) in cash and cash equivalents	725,000	(8,297,000)
Cash and cash equivalents at beginning of period	3,263,000	11,799,000

Cash and cash equivalents at end of period	$3,988,000	$3,502,000

Non-cash financing activity:
Issuance of common stock in connection with the conversion of debt	$8,333,000	$—

See notes to unaudited condensed consolidated financial statements

MODTECH HOLDINGS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2006

1)  Basis of Presentation

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full fiscal years.

2)  Inventories

Inventories consist of the following:

	September 30,	December 31,
	2006	2005
Raw materials	$6,445,000	$9,211,000
Work-in-process	1,229,000	2,630,000
Finished goods	290,000	206,000

	$7,964,000	$12,047,000

3)  Restricted Cash

Restricted cash as of September 30, 2006 consists of $5.0 million in cash collateral required under our 2005 $25.9 million Amended and Restated Senior Subordinated Secured Convertible Note (the “2005 Convertible Note”) and is included in current assets as the related 2005 Convertible Note is recorded as a current liability.

4)  Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2006	2005
Accrued compensation	$1,965,000	$2,634,000
Accrued insurance expense	3,460,000	3,688,000
Provision for estimated losses on contracts	141,000	3,790,000
Embedded derivative liability	1,387,000	7,849,000
Warrant derivative liability	1,648,000	6,192,000
Accrued warranty	1,027,000	930,000
Other accrued liabilties	2,624,000	3,415,000

	$12,252,000	$28,498,000

5)  Debt

Credit Facility

On March 31, 2006, we entered into a Loan and Security Agreement (the “B of A Credit Facility”) with Bank of America, N.A., and completed an additional amendment to our 2005 Convertible Note. The B of A Credit Facility was funded and closed on April 4, 2006.

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

The B of A Credit Facility provides for revolving credit loans of up to a maximum principal amount of $25.0 million (the “Revolver Loans”) and a letter of credit subline in the maximum amount of $12.0 million. As of September 30, 2006 $3.3 million is outstanding under the Revolver Loans and $7.2 million of the letter of credit subline is allocated for standby letters of credit. The Revolver Loans bear interest per annum, payable monthly, at a variable rate equal to Bank of America’s announced prime rate, plus up to 0.75%. Under certain circumstances, we may elect a LIBOR rate plus 2.0% to 3.0%, in which case, interest will be payable in one, two, three or nine month periods selected by us. The variable rates, plus an unused credit line fee of between 0.250% to 0.375% per annum, will depend on our quarterly EBITDA (“Earnings Before Interest Taxes Depreciation and Amortization”) measured on a trailing 12 month basis.

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

In connection with the B of A Credit Facility, the 2005 Convertible Note was amended to bring its financial covenants in line with those in the B of A Credit Facility, extend each redemption date by 45 days, to August 31, 2006, August 31, 2007 and September 2, 2008, reduce one of the EBITDA measurement periods from 12 months to 6 months, and adjust the notice time periods for redemption. We also entered into a new Intercreditor Agreement with Bank of America and the holder of our 2005 Convertible Note that replaced the Intercreditor Agreement with Fortress Credit Corp. The replacement Intercreditor Agreement is on substantially the same terms as the original Intercreditor Agreement, but was modified to reflect the changes in the redemption provisions of the 2005 Convertible Note.

Our financial performance for the nine month period ended September 30, 2006 resulted in the violation of certain financial covenants within the B of A Credit Facility and the 2005 Convertible Note; therefore, the $15.2 million balance of the 2005 Convertible Note is classified as a current liability as of September 30, 2006.

As discussed in Note 10, subsequent to September 30, 2006, the B of A Credit Facility was terminated in connection with new financing arrangements completed on November 1, 2006.

2005 Convertible Note

The 2005 Convertible Note bears interest at 7% per annum. Interest on the 2005 Convertible Note is payable quarterly in cash and the principal amount is due on December 31, 2009.

On May 4, 2006, the 2005 Convertible Note holder converted $5.7 million of the principal amount of the note into 728,900 shares of our common stock pursuant to an agreement to convert a total of $8.3 million of principal prior to the August 31, 2006 redemption date set forth in the 2005 Convertible Note. The remaining $2.6 million of principal was converted into 336,743 shares of our common stock on July 13, 2006. As consideration for the early conversion, we issued the holder 189,189 additional shares of restricted common stock which was recorded as a $1.9 million early debt conversion fee for the quarter ended September 30, 2006.

Following the conversions of $5.7 million and $2.6 million of the principal amount of the 2005 Convertible Note on May 4, 2006 and July 18, 2006, respectively, the principal balance of the 2005 Convertible Note as of September 30, 2006 was $17.6 million with a discounted balance of $15.2 million.

The 2005 Convertible Note holder has the right to require us to redeem up to $9.2 million on August 31, 2007, and $8.3 million on September 2, 2008.

The 2005 Convertible Note is secured by a first priority, perfected security interest in certain cash collateral placed in a restricted, segregated collateral account. As of September 30, 2006, the amount of cash collateral required to be maintained in this account is $5.0 million and is recorded as restricted cash on our condensed consolidated balance sheet as of September 30, 2006 (See Note 3). The cash collateral is not accessible for use by us until such time as it is released. The cash held in the cash collateral account will be reduced as certain financial milestones are met and can be used, in part, to fund redemptions that may be requested by the 2005 Convertible Note holder on the redemption dates described above, or upon an “event of default” as defined under the 2005 Convertible Note. The 2005 Convertible Note is also secured by a second priority security interest in our assets, subordinated only to the B of A Credit Facility.

As of September 30, 2006, the 2005 Convertible Note was convertible into 2,246,377 shares of common stock and the warrants issued in connection with the 2005 Convertible Note (the “2005 Convertible Note Warrants”) were exercisable for 264,964 shares of common stock at a conversion and exercise price, respectively, of $7.82 per share. The conversion and exercise price and the number of shares to be acquired are subject to adjustment pursuant to customary anti-dilution provisions contained in the 2005 Convertible Note and 2005 Convertible Note Warrants. The 2005 Convertible Note and 2005 Convertible Note Warrants may be converted or exercised at any time or from time to time.

As discussed in Note 10, subsequent to September 30, 2006, the 2005 Convertible Note was terminated in connection with new financing arrangements completed on November 1, 2006.

Embedded Derivatives

There are certain embedded derivatives associated with the 2005 Convertible Note. An embedded derivative is a derivative instrument that is embedded within another contract, which under the 2005 Convertible Note (the host contract) includes the right to convert the 2005 Convertible Note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. In connection with the May 4, 2006 and July 18, 2006 conversions of $5.7 million and $2.6 million, respectively, of the underlying 2005 Convertible Note, the relative fair value of the embedded derivative liability was reduced by $2.4 million and $0.4 million, respectively, and was reclassified to additional paid-in capital. We conducted a valuation of the remaining embedded derivatives as of September 30, 2006 using various valuation methods, which included Black-Scholes option pricing models. Due to the decrease in our stock price from $6.77 at June 30, 2006 to $5.56 at September 30, 2006, the valuation conducted as of September 30, 2006 resulted in a non-cash gain of $1.3 million for the three month period ended September 30, 2006, with a corresponding decrease in the embedded derivative liability, which is included as a component of accrued liabilities at September 30, 2006. As of September 30, 2006, the fair value of the embedded derivative liability is $1.4 million.

Release of $5.0 Million in Restricted Cash

In connection with the partial conversion of the 2005 Convertible Note, the holder agreed to cause the “Letter of Credit Amount” (as defined in the 2005 Convertible Note) to be reduced by $5.0 million in accordance with the terms of the note as if we had achieved the performance standards set forth therein, as amended, by the August 31, 2006 date. This resulted in the release of $5.0 million of cash collateral to us on May 5, 2006.

6)  Warrants and warrant derivative liability

Between May 1, 2006 and May 12, 2006, outstanding warrants were exercised for a total of 325,000 shares of common stock at an aggregate exercise price of $2.6 million.

Warrant activity for the nine months ended September 30, 2006, is summarized below:

		Weighted-
		Average
	Warrants	Exercise Price
Outstanding warrants at beginning of period	1,460,268	$8.15
Granted (antidilution adjustment)	37,830	—
Exercised	(325,000)	8.00
Forfeited	—	—

Outstanding warrants at end of period	1,173,098	$7.93

The total intrinsic value of warrants exercised during the nine months ended September 30, 2006 totaled $0.6 million.

Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) requires quarterly analysis of criteria which must be met in order to classify warrants issued in a company’s own stock as either equity or as a derivative liability. Evaluation of these criteria as of September 30, 2006 resulted in the determination that the outstanding warrants should continue to be classified as derivative liabilities.

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. In connection with the May 2006 exercises of 325,000 warrants with proceeds of $2.6 million, the relative fair value of the derivative liability was reduced by $1.5 million, and was reclassified to additional paid-in capital. We valued the remaining warrant derivative liabilities as of September 30, 2006 using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility ranging from 42.8% to 43.4%, risk free interest rate ranging from of 4.46% to 4.50% and a remaining contractual life ranging from 3.25 years to 3.83 years. Due primarily to the decrease in our stock price from $6.77 at June 30, 2006 to $5.56 at September 30, 2006, the valuation conducted as of September 30, 2006 resulted in a non-cash gain of $0.9 million for the three month periods ended September 30, 2006, with a corresponding decrease in the warrant derivative liability, which is included as a component of accrued liabilities at September 30, 2006. As of September 30, 2006, the total fair value of the warrant derivative liability is $1.7 million.

7)  Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to cancellation. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the 2005 Convertible Note (using the if-converted method). For the three months ended September 30, 2006 and 2005, 1,873,232 and 2,827,135 options and warrants to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive. For the nine months ended September 30, 2006 and 2005, approximately 1,950,273 and 2,827,135 options and warrants to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive. Excluded from diluted earnings (loss) per share as of September 30, 2006 and 2005 were 2,246,377 and 3,022,170 shares, respectively issuable upon conversion of the 2005 Convertible Note because the effect would be anti-dilutive. See Note 5 - “Debt” for additional information related to the 2005 Convertible Note.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic and diluted net income per share:
Numerator:
Net income (loss)	$503,000	$(10,656,000)	$(3,695,000)	$(12,132,000)

Denominator:
Weighted average common shares outstanding (denominator for basic calculation)	18,966,000	16,146,000	18,044,000	15,218,000
Shares issuable through stock based compensation arrangements	466,000	—	—	—

Denominator for diluted calculation	19,432,000	16,146,000	18,044,000	15,218,000

Basic earnings (loss) per common share	$0.03	$(0.66)	$(0.20)	$(0.80)
Diluted earnings (loss) per common share	$0.03	$(0.66)	$(0.20)	$(0.80)

8)  Stock-Based Compensation

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

Effective January 1, 2006, we adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective approach permitted thereunder. Prior to the adoption of SFAS 123(R) we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method). Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The exercise price of previous stock options granted has not been less than the fair market value at the date of grant, and accordingly, prior to January 1, 2006, we have not previously recognized compensation expense related to stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the nine months ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet fully vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss and basic and diluted loss per share for the nine months ended September 30, 2006, were $513,000 and $0.03 higher, respectively, than if we had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants. For the three months ended September 30, 2006, our net income and basic and diluted income per share were $181,000 and $0.01 lower, respectively, than if we had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. The tax benefit for the nine months ended September 30, 2006 was $155,000 and was recorded as a deferred tax asset with a full valuation allowance due to our continuing loss position. Prior to adoption of SFAS 123(R), we included these tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS 123(R), future tax benefits arising from the exercise of stock options will be reported as financing cash flows rather than operating cash flows in our condensed consolidated statements of cash flows.

The following table illustrates the effect on operating results and per share information had we accounted for stock-based compensation in accordance with SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123,” for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income (loss)
As reported	$(10,656,000)	$(12,132,000)

Deduct stock-based compensation expense determined under fair-value based method, net of tax	(108,000)	(306,000)

Pro forma	$(10,764,000)	$(12,438,000)
Basic and diluted earnings (loss) per common share
As reported	$(0.66)	$(0.80)
Pro forma	$(0.67)	$(0.82)

There were no stock options granted during the three month period ended September 30, 2006. The per share weighted-average fair value of stock options granted during the three month period ended September 30, 2005 was $3.01. The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2006 and 2005 were $4.79 and $3.11, respectively. We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards, with the following weighted-average assumptions for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected dividend yield	—	0%	0%	0%
Average risk-free interest rate	—	4.03%	4.68%	3.90%
Expected volatility	—	41.17%	54.45%	42.05%
Expected life of options (in years)	—	4.0 years	6.59 years	4.0 years

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

At September 30, 2006, there was $4.2 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.4 years.

The following table represents stock option activity for the nine months ended September 30, 2006:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding options at beginning of period	1,373,303	$9.79
Granted	50,000	8.17
Exercised	(376,804)	8.95
Forfeited	(269,324)	12.83

Outstanding options at end of period	777,175	$9.06

Outstanding exercisable at end of period	513,881	$9.46

Between April 17, 2006 and July 11, 2006, outstanding options were exercised for a total of 376,804 shares at an aggregate exercise price of $3.4 million.

The weighted average remaining contractual life for options outstanding and exercisable was 6.14 years and 5.19 years, respectively, as of September 30, 2006. Shares available for future stock option grants were 1,274,948 at September 30, 2006. At September 30, 2006, the total intrinsic value of options outstanding was zero, and the aggregate intrinsic value of options exercisable was also zero.

The following table summarizes our nonvested stock option activity for the nine months ended September 30, 2006:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested stock options at beginning of period	443,107	$3.61
Granted	50,000	4.79
Vested	(133,563)	3.95
Forfeited	(96,250)	3.41

Nonvested stock options at end of period	263,294	$3.74

On June 13, 2006 the stockholders approved an amendment to the 2002 Stock Option Plan to provide for the granting of (i) restricted stock and/or restricted stock units, (ii) stock appreciation rights, and (iii) stock bonuses (the “Amended Plan”). The Amended Plan also sets for the business criteria for “performance-based compensation” that is subject to Section 162(m) of the Internal Revenue Code of 1986, as amended, restricts the number of shares that may be granted to any one recipient in any one fiscal year to 100,000, and defines termination for cause (which was previously subject to definition in each stock option grant). On June 13, 2006, 464,778 shares of restricted stock were granted to certain officers and members of the management team. All restricted stock granted to employees under the 2002 Stock Option Plan vest over a five year period with one-third vesting at the end of three, four and five years, respectively. As a result of this transaction, the $3.5 million intrinsic value of the restricted stock is required to be recognized as compensation expense ratably over the four year vesting period and therefore a charge of approximately $217,000 was recorded in the three month period ended September 30, 2006.

The restricted stock activity for the nine months ended September 30, 2006, is summarized below:

Weighted-
Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested shares at beginning of period	—	$—
Granted	464,778	7.56
Vested	—	—
Canceled	—	—

Nonvested shares at end of period	464,778	$7.56

9)  Recent Accounting Pronouncements

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the impact this new standard; however, the standard is not expected to have a significant impact on our financial position, results of operation or cash flows.

Leveraged Leases

In July 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”). FSP 13-2 requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which change occurs. The pretax gain or loss is required to be included in the same line item in which the leveraged lease income is recognized, with the tax effect being included in the provision for income taxes. We are required to adopt FSP 13-2 effective January 1, 2007. The cumulative effect of initially adopting this FSP will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. FSP 13-2 is not expected to have any impact on our financial position, results of operation or cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.

Quantifying and Evaluating the Materiality of Unrecorded Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). We are currently assessing the impact of SAB 108, but we do not expect it to have a material impact on our consolidated financial position and results of operations unless prior period adjustments are discovered in the future.

10) Subsequent Events

Conversion and Repurchase Agreement

Between October 31, 2006 and November 1, 2006, the holder of our 2005 Convertible Note converted $7,820,000 of the principal amount of the note into 1,000,000 shares of our common stock and we repurchased $9,746,666 of the outstanding principal amount of the 2005 Convertible Note for $8,000,000. In connection with this conversion and repurchase, the 2005 Convertible Note and the related Pledge and Security Agreement dated December 30, 2004 were terminated.

As part of the conversion and repurchase, we agreed to register the 189,189 shares of our common stock issued to the 2005 Convertible Note holder in connection with a partial conversion of the note on May 4, 2006. The registration will be pursuant to a separate Registration Rights Agreement between us and the 2005 Convertible Note holder which requires us to file a registration statement within 90 days following October 31, 2006.

Securities Transaction

On November 1, 2006, we issued and sold to Laurus Master Fund, Ltd. (“Laurus”) a Secured Convertible Term Note in the original principal amount of $5 million (the “2006 Convertible Note”), a Secured Term Note in the original principal amount of $13 million (the “2006 Nonconvertible Note”), a Common Stock Purchase Warrant exercisable for 1,540,697 shares of our common stock, at an average exercise price of $7.57 per share, and a second Common Stock Purchase Warrant exercisable for 581,395 shares of our common stock, at an average exercise price of $5.69 per share (collectively the “2006 Warrants”).

The 2006 Notes

The 2006 Convertible Note and the 2006 Nonconvertible Note (the “2006 Notes”) bear interest at an adjustable rate equal to the prime rate as published in the Wall Street Journal, plus 2.5% and 3.75%, respectively (the “Contract Rates”). The 2006 Notes’ interest rates will be adjusted with each adjustment in the prime rate. We have deposited $1,992,746 in a restricted account with North Fork Bank from which the first year’s interest on the 2006 Notes will be paid. The deposit is equivalent to one-year’s interest on both 2006 Notes at the current Contract Rates.

Payments of principal in the aggregate amount of $375,000 under both 2006 Notes, plus accrued interest, will commence February 28, 2007 and continue on the same day of each month until the final payment of principal and accrued interest under the 2006 Notes which is due October 31, 2009.

Laurus may, at its discretion, convert all or any portion of the 2006 Convertible Note into shares of our common stock at the following “Conversion Prices”: $5.96 per share for the first $1,666,668 of principal, $6.23 per share for the next $1,666,666 of principal, and $7.69 per share for the remaining $1,666,666 of principal. On any monthly payment date of principal and interest under the 2006 Convertible Note, Laurus must convert the monthly payment then due into shares of our common stock, in lieu of a cash payment by us, up to an amount that does not exceed 25% of the aggregate dollar trading volume of our common stock for the 22 trading days immediately preceding the monthly payment date, if the average closing price of our common stock for the five trading days immediately preceding the monthly payment date is 118% of the then current Conversion Price. The balance of the monthly payment then due, if any, must be paid by us in cash.

The 2006 Notes may be prepaid in whole, but not in part or separately, at any time by paying the Laurus 124% of the then aggregate outstanding principal balance and accrued interest.

The 2006 Notes are secured by substantially all of our assets.

Amounts owed under the 2006 Notes may be accelerated and are subject to default rate interest charges under various circumstances, including, but not limited to, the failure to make principal or interest payments when due under the Notes, breaches of certain covenants, representations, conditions and warranties set forth in the 2006 Notes and the purchase agreement pursuant to which they were issued, including, without limitation, the failure to maintain on a monthly basis at least $9 million in cash and eligible accounts receivable, the occurrence of certain insolvency or bankruptcy events affecting us, a change of control in the company, and certain judgments, liens and attachments in excess of permitted amounts.

The Purchase Agreement with Laurus, dated October 31, 2006, pursuant to which the 2006 Note and 2006 Warrants were issued contains certain negative covenants, including, without limitation, restrictions on our ability to, among other things, pay dividends, incur debt, or change its business.

The 2006 Warrants

The 2006 Warrants are exercisable at any time up to October 31, 2012. The exercise price of the 2006 Warrants and the number of shares issuable upon exercise of the 2006 Warrants will be adjusted in the event we issue a stock dividend, subdivide our shares or combine our shares.

Registration Rights Agreement

In connection with the sale and issuance of the 2006 Notes and 2006 Warrants, we entered into a Registration Rights Agreement with Laurus, dated October 31, 2006, pursuant to which we agreed to prepare and file, within 90 days following the issuance of the 2006 Notes and 2006 Warrants, a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the 2006 Convertible Note and exercise of the 2006 Warrants. If the registration statement is not filed within 90 days or declared effective by the Securities and Exchange Commission within 180 days, we must pay the holder of the 2006 Notes a penalty of 1.0% of the principal amount of the notes for each 30 day period that the filing or effectiveness of the registration is delayed up to a maximum penalty of 10%. We can elect to pay up to 50% of the penalty amount in shares of our common stock.

Sale Leaseback Transaction

On November 1, 2006, we sold our manufacturing plant in Florida to NL Ventures V, L.P. for $4.5 million. Concurrently with the sale of the property, we entered into a Lease Agreement with the purchaser’s assignee, NL Ventures V Plant City, L.P., pursuant to which we leased back the property for an initial term of 20 years. We have the option to extend the lease term for two additional terms of five years each. The annual rent is $491,160 for the first year of the lease and increases at the rate of 3% per annum thereafter. We have posted a security deposit of $528,900 in connection with the lease.

Credit Facility Termination

In connection with the issuance of the 2006 Notes and 2006 Warrants, we terminated the B of A Credit Facility on November 1, 2006. We paid off all amounts borrowed and due under the B of A Credit Facility, which aggregated approximately $1.8 million, including approximately $500,000 in early termination fees. Our Intercreditor Agreement with Amphora Limited and Bank of America, N.A. dated March 31, 2006, was also terminated.

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

Accrual for Worker’s Compensation Reserve

Historically we have self-insured for workers compensation under a high deductible program. Management bases its accrual estimate on input from the insurance carrier which includes information regarding open and closed cases, historical costs associated with those claims, certain developed costs and an estimate of Incurred But Not Reported (“IBNR”) claims. Actual claims often vary to some extent from our estimates. This variability may result in actual costs being either above or below the estimates recorded on our consolidated financial statements. Beginning in July 2006, we became fully insured with no deductible for any new workers compensation claims arising after the date of the new policy.

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

Recent Accounting Pronouncements

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the impact this new standard; however, the standard is not expected to have a significant impact on our financial position, results of operation or cash flows.

Leveraged Leases

In July 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”). FSP 13-2 requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which change occurs. The pretax gain or loss is required to be included in the same line item in which the leveraged lease income is recognized, with the tax effect being included in the provision for income taxes. We are required to adopt FSP 13-2 effective January 1, 2007. The cumulative effect of initially adopting this FSP will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. FSP 13-2 is not expected to have any impact on our financial position, results of operation or cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.

Quantifying and Evaluating the Materiality of Unrecorded Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). We are currently assessing the impact of SAB 108, but we doe not expect it to have a material impact on our consolidated financial position and results of operations unless prior period adjustments are discovered in the future.

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

Results of Current Operations - Overview

Revenues were $45.6 million and $126.8 million for the three and nine months ended September 30, 2006, respectively, down 30.5% and 27.3%, respectively, from the corresponding periods of the prior year. The decline was due in part to a return to normal production levels in Florida in 2006 following unusually strong sales in the state for the first half of 2005. The unusually strong Florida sales in the first half of the prior year were due to classroom rebuilding projects following hurricane activity in late 2004. The decline in revenue in 2006 was also caused by slower-than-expected education sales in Florida, project delays in California and very sluggish sales in Texas for the three months ended September 30, 2006.

As a result of smaller projects and a resulting quicker project turnover in 2006, our backlog of sales orders has declined from $127.5 million at October 31, 2005 to $72.6 million at October 31, 2006. We do not expect our backlog to return to the historically high level we experienced during late 2004 and the first half of 2005.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percent of net sales.

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	93.6	92.7	93.6	92.4
Gross profit	6.4	7.3	6.4	7.6
Selling, general and administrative expenses	8.1	5.7	8.3	6.4
Gain on sale of property and equipment	—	0.0	—	(0.0)
(Loss) income from operations	(1.7)	1.6	(1.9)	1.2
Other (expense) income:
Interest expense	(0.8)	(2.6)	(1.6)	(3.2)
Interest income	0.1	0.1	0.2	0.0
Gain (loss) on warrant and embedded derivatives	4.9	(14.7)	5.3	(4.3)
Amortization of debt costs	(0.3)	(0.4)	(2.1)	(0.4)
Accretion on convertible debt discount	(1.2)	(0.4)	(1.5)	(0.5)
Early debt conversion fee	—	—	(1.5)	—
Other income, net	0.2	0.1	0.2	0.2
Income (loss) before income taxes	1.1	(16.2)	(2.9)	(7.0)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	1.1%	(16.2)%	(2.9)%	(7.0)%

Revenue

Revenues were $45.6 million for the quarter ended September 30, 2006, down 30.5% from the record revenues of $65.6 million in the prior year period. Arizona and Texas sales for the quarter totaled $8.7 million for a combined shortfall of $4.6 million when compared to the same quarter last year. Florida revenue for the three months ended September 30, 2006 was $11.0 million, down $5.4 million or 33.0% from the corresponding quarter of the prior year. The decrease in Florida was due to lower classroom sales. California revenue of $25.9 million for the quarter ended September 30, 2006 was $10.0 million or 27.9% less than the corresponding quarter the prior year. The decrease in California was primarily due to project delays in the education market.

For the nine month ended September 30, 2006, revenues were $126.8 million, down 27.3% from the record revenues of $174.4 million in the corresponding prior year period. Arizona and Texas sales for the nine months had a combined shortfall of $9.7 million when compared to the corresponding period of last year. Florida revenue for the nine months ended September 30, 2006 was $28.2 million, down $14.2 million or 33.5% from the corresponding period of the prior year. The decrease in Florida was due to a return to prior levels of sales in the region as the first half of 2005 revenues were bolstered by a major classroom projects stemming from the hurricanes in the fall of 2004. California revenue of $74.4 million for the nine months ended September 30, 2006 was down $23.7 million, or 24.1%, from the corresponding period of the prior year. The decrease in California was primarily due to project delays in the education market, lower production volumes in part due to factory inefficiencies and periodic labor shortages in California. In addition, in the prior year periods more of our California revenue was attributable to fieldwork on large school projects. In the current year period we were more reliant on revenue generated from the shipment of factory-built units for both schools and commercial customers.

It is believed that the demise of the piggyback contracting system in California has had an adverse affect on the sales volume in recent quarters. Prior to January 27, 2006 many school districts in California utilized “piggy-back” contracts which allowed them to order buildings off of contracts bid and entered into by builders, including Modtech, with other school districts. Since January 27, 2006, these piggyback contracts are no longer allowed. As a result, more public bids will have to occur for the same volume of work. Because the public bidding process is a lengthy one, it is our belief that this change has delayed some anticipated work into the fourth quarter 2006 and the first quarter of 2007. In the long-term, we expect the demand for our products and services will not be significantly impacted by the change in the piggyback contracting system.

Our gross profit margin has declined year over year for the quarter and nine months ended September 30, 2006. As a percent of sales, gross profit declined from 7.3% of sales for the quarter ended September 30, 2005 to 6.4% of sales for the quarter ended September 30, 2006. For the nine month period ended September 30, 2006, our gross profit margin declined to 6.4% from 7.6% in the corresponding prior year period. Our gross profit margin declined as revenues declined more than expected and we were not able to reduce fixed and certain variable costs as quickly as revenues declined. In addition, the prior year margins benefited from volume efficiencies related to record results in the three and nine months ended September 30, 2005.

As of October 31, 2006, the backlog of sales orders was approximately $72.6 million, down from approximately $127.5 million at October 31, 2005. Backlog that is expected to be converted to sales during the remainder of the current fiscal year is approximately $20.0 million. The backlog by region as of October 31, 2006 was as follows: California—$69.0 million; Arizona—$1.5 million; Texas—$0.3 million; and Florida—$1.8 million. This compares to the backlog by region as of October 31, 2005 was as follows: California—$108.9 million; Arizona—$5.0 million; Texas—$5.1 million; and Florida—$8.5 million.

The change in the piggyback contracting system, quicker project turnover and generally smaller projects are the primary reasons for the decline in backlog. We do not expect our backlog to return to the very high levels we experienced in late 2004 and early 2005. The rate of booking new contracts varies month to month, and customer changes in delivery schedules occur. For these reasons, among others, our backlog as of any particular date may not be representative of actual sales for any succeeding period.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses were approximately flat for the quarter and down $0.6 million or 5.6% for the nine months ended September 30, 2006 compared to the corresponding periods of the prior year. The decrease in SG&A was primarily attributable to reduced legal, accounting and professional services as well as reduced sales commissions that resulted from lower sales. SG&A expenses for the quarter and nine months ended September 30, 2006 include $397,000 and $773,000, respectively, in stock compensation expense as a result of the implementation of SFAS 123(R). This expense was reported in the past on a pro forma basis pursuant to the predecessor to SFAS 123(R), SFAS 123. As a result of the lower sales during 2006, selling, general, and administrative expenses increased as a percentage of net sales from 5.7% to 8.1% for the three months ended September 30, 2005 and 2006, respectively, and from 6.4% to 8.3% for the three months ended September 30, 2005 and 2006, respectively. In the third quarter management has taken actions to reduce SG&A costs, primarily by a reduction of staffing in order to achieve profitability at current revenue levels.

Other income (expense)

Interest expense decreased for the three and nine months ended September 30, 2006, by $1.3 million and $3.5 million, respectively when compared to the corresponding periods in 2005. The decrease is attributable to lower debt when compared to the prior year.

We recognized a non-cash gain of $2.2 million and $6.7 million related to the embedded derivatives associated with the 2005 Convertible Note and outstanding warrants in the three and nine months ended September 30, 2006, respectively.

Accretion of the convertible debt discount for the three months ended September 30, 2006 was $0.6 million, which included a $0.4 million incremental non-cash charge related to the discount on the $2.6 million conversion of a portion of the 2005 Convertible Note in July 2006.

In the quarter ended June 30, 2006, we recognized a non-cash early debt conversion fee of $1.9 million for the fair value of 189,189 restricted shares issued to the note holder as consideration for the early conversion of a portion of the 2005 Convertible Notes.

Due to the replacement of the credit facility with Fortress Credit Corp., approximately $2.1 million of unamortized debt issue costs were written off and charged to interest expense for the quarter ended March 31, 2006.

Based upon our cumulative loss position for the nine months ended September 30, 2006, we continue to provide a valuation allowance on our deferred tax assets including deferred tax assets related to our net operating loss carryforward, which completely offsets the initial tax benefit calculation. The non-cash gains and losses from embedded derivatives are excluded from taxable income or loss.

Net Income (Loss)

The net income of $0.5 million for the three months ended September 30, 2006 and the net loss of $3.7 million for the nine months ended September 30, 2005 compare to a net loss of $10.7 million and a net loss of $12.1 million for the same periods, respectively, from the prior year. The changes in the periods compared are a direct result of the factors discussed above.

Inflation

We are subject to the effects of changing prices. During the nine months ended September 30, 2006, there was no significant inflationary impact. While the cost outlook for commodities used in our products, in particular steel, dimensional lumber and plywood products is not certain, management believes it can manage these inflationary pressures with sales price adjustments as allowed by our contracts and by actively monitoring material costs and supply chain and inventory management.

Liquidity and Capital Resources

We have funded our operations and capital expenditures mostly with cash generated internally by operations and borrowings under various credit facilities as well as cash received from exercised options and warrants. At September 30, 2006 we had $4.0 million in unrestricted cash and an additional $5.0 million in restricted cash. The restricted cash is held as collateral for our 2005 Amended and Restated Senior Subordinated Secured Convertible Note (the “2005 Convertible Note”). During the nine months ended September 30, 2006 our operations used $0.5 million cash. During the second and third quarters of 2006 we received an aggregate of $17.4 million from the exercise of outstanding options and warrants and the release of restricted cash.

On April 4, 2006, we paid off all amounts borrowed and due under our credit facility with Fortress Credit Corp., which aggregated approximately $19.4 million, including approximately $0.3 million in accrued interest, and replaced the facility with a facility with Bank of America, N.A. (the “B of A Credit Facility”). There were no early termination penalties incurred by us in connection with the termination of the Fortress credit facility.

The B of A Credit Facility provides for revolving credit loans of up to a maximum principal amount of $25,000,000 (the “Revolver Loans”) and a letter of credit subline in the maximum amount of $12,000,000. The Revolver Loans bear interest per annum, payable monthly, at a variable rate equal to Bank of America’s announced prime rate, plus up to 0.75%. The principal amount of the Revolver Loans is due and payable in full on March 31, 2009. The Revolver Loans may be prepaid from time to time without penalty or premium, but if the B of A Credit Facility is terminated during the first two years, there is a termination fee equal to $500,000 in the first year and $250,000 in the second year. The B of A Credit Facility is secured by substantially all of our assets.

Our financial performance for the nine month period ended September 30, 2006 resulted in the violation of certain financial covenants within the B of A Credit Facility and the 2005 Convertible Note; therefore, the $15.2 million balance of the 2005 Convertible Note is classified as a current liability as of September 30, 2006.

On May 4, 2006, the 2005 Convertible Note holder converted $5.7 million of the principal amount of the 2005 Convertible Note into 728,900 shares of our common stock pursuant to an agreement to convert a total of $8.3 million of principal prior to the August 31, 2006 redemption date set forth in the 2005 Convertible Note. The remaining $2.6 million of principal was converted into 336,743 shares of our common stock on July 13, 2006. As consideration for the early conversion, we issued the holder 189,189 additional shares of restricted common stock which was recorded as a $1.9 million early debt conversion fee for the quarter ended September 30, 2006.

In connection with the partial conversion of the 2005 Convertible Note, the holder agreed to cause the “Letter of Credit Amount” (as defined in the 2005 Convertible Note) to be reduced by $5.0 million in accordance with the terms of the 2005 Convertible Note as if we had achieved the performance standards set forth in the 2005 Convertible Note, as amended, by the August 31, 2006 date. This resulted in the release of $5.0 million of cash collateral to us on May 5, 2006. In connection with the change to the B of A Credit Facility restricted cash was reduced by $6.5 million, which was held as cash collateral for the letter of credit subfacility under our prior revolving credit loan.

Between May 1, 2006 and May 12, 2006, outstanding warrants were exercised for a total of 325,000 shares of common stock at an aggregate exercise price of $2.6 million.

Between April 17, 2006 and July 11, 2006, outstanding options were exercised for a total of 376,804 shares at an aggregate exercise price of $3.4 million.

Subsequent to September 30, 2006, the following transactions impacted our liquidity and capital structure:

Conversion and Repurchase Agreement

Between October 31, 2006 and November 1, 2006, the holder of our 2005 Convertible Note converted $7,820,000 of the principal amount of the note into 1,000,000 shares of our common stock and we repurchased $9,746,666 of the outstanding principal amount of the 2005 Convertible Note for $8,000,000. In connection with this conversion and repurchase, the 2005 Convertible Note and the related Pledge and Security Agreement dated December 30, 2004 were terminated.

As part of the conversion and repurchase, we agreed to register the 189,189 shares of our common stock issued to the 2005 Convertible Note holder in connection with a partial conversion of the note on May 4, 2006. The registration will be pursuant to a separate Registration Rights Agreement between us and the 2005 Convertible Note holder which requires us to file a registration statement within 90 days following October 31, 2006.

Securities Transaction

On November 1, 2006, we issued and sold to Laurus Master Fund, Ltd. (“Laurus”) a Secured Convertible Term Note in the original principal amount of $5 million (the “2006 Convertible Note”), a Secured Term Note in the original principal amount of $13 million (the “2006 Nonconvertible Note”), a Common Stock Purchase Warrant exercisable for 1,540,697 shares of our common stock, at an average exercise price of $7.57 per share, and a second Common Stock Purchase Warrant exercisable for 581,395 shares of our common stock, at an average exercise price of $5.69 per share (collectively the “2006 Warrants”).

The 2006 Notes

The 2006 Convertible Note and the 2006 Nonconvertible Note (the “2006 Notes”) bear interest at an adjustable rate equal to the prime rate as published in the Wall Street Journal, plus 2.5% and 3.75%, respectively (the “Contract Rates”). The 2006 Notes’ interest rates will be adjusted with each adjustment in the prime rate. We have deposited $1,992,746 in a restricted account with North Fork Bank from which the first year’s interest on the 2006 Notes will be paid. The deposit is equivalent to one-year’s interest on both 2006 Notes at the current Contract Rates.

Payments of principal in the aggregate amount of $375,000 under both 2006 Notes, plus accrued interest, will commence February 28, 2007 and continue on the same day of each month until the final payment of principal and accrued interest under the 2006 Notes which is due October 31, 2009.

Laurus may, at its discretion, convert all or any portion of the 2006 Convertible Note into shares of our common stock at the following “Conversion Prices”: $5.96 per share for the first $1,666,668 of principal, $6.23 per share for the next $1,666,666 of principal, and $7.69 per share for the remaining $1,666,666 of principal. On any monthly payment date of principal and interest under the 2006 Convertible Note, Laurus must convert the monthly payment then due into shares of our common stock, in lieu of a cash payment by us, up to an amount that does not exceed 25% of the aggregate dollar trading volume of our common stock for the 22 trading days immediately preceding the monthly payment date, if the average closing price of our common stock for the five trading days immediately preceding the monthly payment date is 118% of the then current Conversion Price. The balance of the monthly payment then due, if any, must be paid by us in cash.

The 2006 Notes may be prepaid in whole, but not in part or separately, at any time by paying the Laurus 124% of the then aggregate outstanding principal balance and accrued interest.

The 2006 Notes are secured by substantially all of our assets.

Amounts owed under the 2006 Notes may be accelerated and are subject to default rate interest charges under various circumstances, including, but not limited to, the failure to make principal or interest payments when due under the Notes, breaches of certain covenants, representations, conditions and warranties set forth in the 2006 Notes and the purchase agreement pursuant to which they were issued, including, without limitation, the failure to maintain on a monthly basis at least $9 million in cash and eligible accounts receivable, the occurrence of certain insolvency or bankruptcy events affecting us, a change of control in the company, and certain judgments, liens and attachments in excess of permitted amounts.

The Purchase Agreement with Laurus, dated October 31, 2006, pursuant to which the 2006 Note and 2006 Warrants were issued contains certain negative covenants, including, without limitation, restrictions on our ability to, among other things, pay dividends, incur debt, or change its business.

The 2006 Warrants

The 2006 Warrants are exercisable at any time up to October 31, 2012. The exercise price of the 2006 Warrants and the number of shares issuable upon exercise of the 2006 Warrants will be adjusted in the event we issue a stock dividend, subdivide our shares or combine our shares.

Registration Rights Agreement

In connection with the sale and issuance of the 2006 Notes and 2006 Warrants, we entered into a Registration Rights Agreement with Laurus, dated October 31, 2006, pursuant to which we agreed to prepare and file, within 90 days following the issuance of the 2006 Notes and 2006 Warrants, a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the 2006 Convertible Note and exercise of the 2006 Warrants. If the registration statement is not filed within 90 days or declared effective by the Securities and Exchange Commission within 180 days, we must pay the holder of the 2006 Notes a penalty of 1.0% of the principal amount of the notes for each 30 day period that the filing or effectiveness of the registration is delayed up to a maximum penalty of 10%. We can elect to pay up to 50% of the penalty amount in shares of our common stock.

Sale Leaseback Transaction

On November 1, 2006, we sold our manufacturing plant in Florida to NL Ventures V, L.P. for $4.5 million. Concurrently with the sale of the property, we entered into a Lease Agreement with the purchaser’s assignee, NL Ventures V Plant City, L.P., pursuant to which we leased back the property for an initial term of 20 years. We have the option to extend the lease term for two additional terms of five years each. The annual rent is $491,160 for the first year of the lease and increases at the rate of 3% per annum thereafter. We have posted a security deposit of $528,900 in connection with the lease.

Credit Facility Termination

In connection with the issuance of the 2006 Notes and 2006 Warrants, we terminated the B of A Credit Facility on November 1, 2006. We paid off all amounts borrowed and due under the B of A Credit Facility, which aggregated approximately $1.8 million, including approximately $500,000 in early termination fees. Our Intercreditor Agreement with Amphora Limited and Bank of America, N.A. dated March 31, 2006, was also terminated.

In the third quarter management has took actions to reduce overhead and SG&A costs, primarily by a reduction of staffing in order to achieve profitability at current revenue levels. Management believes that existing capital, anticipated cash flow from operations, and current credit facilities will be sufficient to meet operating needs and capital expenditures for the foreseeable future.

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

INTEREST RATE RISK

We are exposed to the risk of fluctuation in interest rates. During the nine months ended September 30, 2006, we did not use interest rate swaps or other types of interest-related derivative financial instruments. The carrying value of the B of A Credit Facility approximates fair value as the interest rate is variable and resets frequently. Indebtedness under the B of A Credit Facility bears interest at a variable rate of up to 0.75% per annum plus Bank of America’s announced prime rate. Interest is payable monthly. The 2006 Convertible Note and the 2006 Nonconvertible Note with Laurus bear interest at adjustable rates equal to the prime rate as published in the Wall Street Journal, plus 2.5% and 3.75%, respectively. The debt outstanding under these notes for the balance of 2006 will be $18.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $180,000 per annum.

CREDIT RISK

Our credit terms generally are “net 30” for dealer accounts and defined by contracts which vary for direct sales. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been less than 0.5% of sales and within our expectations.

DERIVATIVE LIABILITY RISK

We are exposed to the risk of fair value derivative liability fluctuations in the equity instruments we have issued, which include the 2005 Convertible Note and outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increase or decrease, resulting in a corresponding current period loss or gain to be recognized. Based on the balance on our 2005 Convertible Note, number of outstanding warrants, market interest rates and historical volatility of our stock price as of September 30, 2006, a $1 increase or decrease in our stock price results in a non-cash derivative loss or gain of approximately $1.1 million. During the quarter ended September 30, 2006, we experienced a $2.2 million non-cash gain on warrant and embedded derivatives.

Item 4. Controls And Procedures

a.	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006 and concluded that our disclosure controls and procedures were not effective as of September 30, 2006, because certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K Report”), had not been remediated as of September 30, 2006.

The material weaknesses reported in our 2005 10-K Report that had not been remediated as of September 30, 2006 were as follows:

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

b.	Changes in Internal Control over Financial Reporting

In order to remediate the material weaknesses described in the 2005 10-K Report, we hired a Director of Internal Control and SOX during the first quarter of 2006. This position, however, is currently vacant and we are actively seeking a replacement. We made the following changes during the fiscal quarter ended September 30, 2006 in our internal control over financial reporting:

•	We further integrated a new general ledger accounting package, Great Plains, in the current quarter to improve our internal control efforts.

•	Through our continued use of an outside Information Technology consultant we completed assessment and began remediation at our control deficiencies in information technology

In light of the material weaknesses that remain as of September 30, 2006, we performed additional analysis and other post-closing procedures to ensure the Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Other than the remediation measures described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c.	Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Our plan to remediate those material weaknesses remaining as of September 30, 2006 is as follows:

•
We continue to search for additional staff for our Internal Control department and operational finance teams. The searches are underway and the positions will be filled as soon as qualified candidates are identified.

•	We are currently evaluating all finance personnel to ensure that appropriate skills and training are maintained in all critical positions.

•
We are currently in the process of remediating the deficiencies noted in Information Technology controls with the aid of an outside Information Technology consultant in connection with the implementation of our new general ledger accounting package, Great Plains.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our most recently file report on Form 10-K other than the risk factor described in Item 3 below:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None in the reporting period.

Item 3. Defaults upon Senior Securities

Our financial performance for the nine month period ended September 30, 2006 resulted in the violation of certain financial covenants within the B of A Credit Facility and the 2005 Convertible Note. As a result, the $15.2 million balance of the 2005 Convertible Note is classified as a current liability.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Name of Exhibit

3.1	Certificate of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

10.1(2)	Company’s 1994 Stock Option Plan.

10.2(2)	Company’s 1996 Stock Option Plan.

10.3(2)	Company’s 1999 Stock Option Plan.

10.4(2)	Company’s 2002 Stock Option Plan.

10.5(3)	Employment Agreement between the Company and Dennis L. Shogren.

10.6(3.1)	Employment Agreement between the Company and Ronald Savona.

10.7(2)	Separation Agreement between the Company and Evan M. Gruber.

10.8(2)	Separation Agreement between the Company and Michael G. Rhodes.

10.9(2)	Employment Agreement between the Company and David M. Buckley

10.10(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett property in Perris, California

10.11(4)	Lease between the Company and BMG, relating to the property in Lathrop, California

10.12(5)	Conversion and Repurchase Agreement, dated October 31, 2006

10.13(6)	Securities Purchase Agreement, dated December 31, 2004

10.14(6)	Senior Subordinated Secured Convertible Note, dated December 31, 2004

10.15(6)	Warrant to Purchase Common Stock issued December 31, 2004

10.16(6)	Registration Rights Agreement, dated December 31, 2004

10.17(6)	Pledge and Security Agreement, dated December 31, 2004

10.18(6)	Intercreditor Agreement, dated December 31, 2004

10.19(6)	Amendment and Forbearance Agreement among the Company, Wells Fargo Bank, N.A., Union Bank of California, N.A. and Comerica Bank California, dated December 29, 2004.

10.20(7)	Financing Agreement between the Company and Fortress Credit Corp. as administrative agent, dated February 25, 2005.

10.21(8)	Amendment Number 1 to Industrial Real Estate Lease between Modtech Holdings, Inc. and BMG2 Enterprises, dated July 29, 2005

10.22(8)	Sublease between Modtech Holdings, Inc. and Boise Building Solutions Distribution, L.L.C., dated July 29, 2005

Exhibit Number	Name of Exhibit

10.23(9)	Securities Purchase Agreement with Peninsula Fund, L.P. and others, dated August 5, 2005

10.24(9)	First Amendment and Waiver of Financing Agreement between Fortress and Modtech Holdings, Inc., dated August 5, 2005

10.25(9)	First Amendment and Restated Registration Rights Agreement, dated August 5, 2005

10.26(9)	Amended and Restated Senior Subordinated Secured Convertible Note, dated August 5, 2005

10.27(9)	Consent, Waiver, Amendment and Exchange Agreement, dated August 5, 2005 (“Waiver”)

10.28(9)	Form of Voting Agreement executed pursuant to Waiver

10.29(9)	Form of Lock Up Letter executed pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.30(9)	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.31(9)	Warrant for 8,276 shares of common stock, dated August 5, 2005

10.32(10)	Second Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated September 19, 2005

10.32(11)	Third Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated December 22, 2005

10.33(12)	Intercreditor Agreement with Bank of America, N.A., dated, March 31, 2006

10.34(12)	Loan and Security Agreement with Bank of America, N.A., dated March 31, 2006

10.35(12)	Amendment Agreement, dated March 31, 2006

10.36(13)	Amendment to 2002 Stock Option Plan, dated June 13, 2006

10.37(15)	Exchange of Senior Subordinated Secured Convertible Notes, dated May 3, 2006

10.38	Securities Purchase Agreement with Laurus Master Fund, Ltd. (and attached exhibits), dated October 21, 2006

10.39	Intellectual Property Security Agreement, dated October 31, 2006

10.40	Master Security Agreement with Laurus Master Fund, Ltd., dated October 31, 2006

10.41	Registration Rights Agreement with Laurus Master Fund, Ltd., dated October 31, 2006

10.42	Sale and Purchase Agreement and Joint Escrow Instructions with NL Ventures V, L.P. dated November 1, 2006

10.43	Lease Agreement with NL Ventures V Plant City, L.P. dated November 1, 2006

10.44(14)	Registration Rights Agreement with Amphora Limited, dated October 31, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).

(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 22, 2006 (Commission File No. 000-25161).

(3.1)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on February 13, 2006 (Commission File No. 000-25161).

(4)	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on November 1, 2002 (Commission File No. 000-25161).

(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).

(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on March 2, 2005 (Commission File No. 000-25161).

(8)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q/A filed with the Commission on October 17, 2005 (Commission File No. 000-25161).

(9)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on August 9, 2005 (Commission File No. 000-25161).

(10)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 23, 2005 (Commission File No. 000-25161).

(11)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on December 29, 2005 (Commission File No. 000-25161).

(12)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 4, 2006 (Commission File No. 000-25161).

(13)	Incorporated by reference to Modtech Holdings, Inc.’s Definitive Proxy Statement filed with the Commission on May 5, 2006 (Commission File No. 000-25161)

(14)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on November 1, 2006 (Commission File No. 000-25161).

(15)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on August 14, 2006 (Commission File No. 000-25161).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODTECH HOLDINGS, INC.

Date: November 14, 2006	by:	/s/ KENNETH S. CRAGUN
Kenneth S. Cragun Chief Financial Officer and Chief Accounting Officer

by:	/s/ DENNIS L. SHOGREN
Dennis L. Shogren President and Chief Executive Officer