Form 10-K
period 2006-12-31
MODTECH HOLDINGS INC
filed 2007-04-03
CIK 1075066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission File Number 000-25161

MODTECH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33 - 0825386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2830 Barrett Avenue, Perris, CA	92571
(Address of principal executive offices)	(Zip Code)

(951) 943-4014
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes   ☐    No   ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐    No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No   ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $41,000,000.

As of March 31, 2007, 21,419,415 shares of registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

Modtech Holdings, Inc.
Form 10-K
Table of contents

PART I

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

We are a leading provider of modular classrooms in California and Florida and are a significant provider of commercial and light industrial modular buildings in California, Florida, Arizona, Nevada and other neighboring states.

Public Funding

Virtually all of our classroom sales are dependent on public funding. Funding initiatives passed by the voters of California have contributed to our growth and success.

In November, 2006, the State of California passed a large bond measure of $10.4 billion and local agencies in California passed $6.9 billion in bonds for education. In 2002, the California legislature approved spending approximately $25 billion on new classroom and school construction. The funding was to come from bond issues to be approved by the voters. Between 2002 and 2004, California voters approved the bond issues.

Florida voters approved a constitutional amendment in 2002 to address overcrowded public schools. This amendment establishes statewide ceilings to be in place by 2010; 18 students per classroom in kindergarten through third grade, 22 per classroom in fourth through eighth grade and 25 per classroom in high school. A number of counties have passed sales-tax initiatives to fund these new classrooms.

Further details on certain historical public funding and legislative actions pertaining to the modular industry can be found in prior Form 10-K filings which are available at www.modtech.com free of charge.

Industry Overview

In recent years, the growth in population in California, both from births and from immigration, has led to increasing school enrollments. As a result, classrooms in many California school districts currently are reported to be among the most crowded in the nation, with an average of 21 students per class compared to a national average class size of 16. Additionally, changes in population demographics have left many existing permanent school facilities in older residential areas with excess capacity due to declining enrollments, while many new residential areas are faced with a continuing shortage of available classrooms. Consequently, it has become necessary to add additional classrooms at many existing facilities, and to build a number of new schools.

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

When compared to the construction of a conventionally built classroom, modular classrooms offer a number of advantages, including, among others:

Lower Cost	—	The cost of our standard modular classroom may be as much as 50% lower than conventional site built construction of a comparable classroom;

Shorter Construction Time	—	A modular classroom can be built and ready for occupancy in a shorter period of time than that needed for state approval and construction of a site built conventional school facility;

Flexibility of Use	—	Modular relocatable classrooms enable a school district to use the units for short or long-term needs and to move them if necessary to meet shifts in student populations; and

Ease of Financing	—
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

Our California classrooms are manufactured and installed in accordance with the applicable state building codes and Department of State Architect’s interpretive regulations, which supersedes all local building codes for purposes of school construction. The classrooms must comply with accessibility requirements for the handicapped, structural, and seismic and fire code requirements. We manufacture and install standard, largely pre-fabricated modular relocatable classrooms, as well as customized classrooms, which are modular in design, but assembled on-site using components manufactured internally together with components purchased from third party suppliers. Our school facilities vary in size from two modular units containing a total of 960 square feet to complete campuses of 50,000 square feet and larger. Typical prices for our standard classrooms range from $40.00 per square foot to $70.00 per square foot, depending upon the extent of customization required and our scope of work.

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

Customers

In California, we market and sell our modular classrooms primarily to school districts. Sales of classrooms to individual California school districts accounted for approximately 39.2%, 45.5% and 48.4% of our net sales during the years ended December 31, 2006, 2005 and 2004, respectively. Sales to St. Lucie County in Florida accounted for 12.5% of our net sales during the year ended December 31, 2006. See Item 1A. “Risk Factors.” The mix of school districts to which we sell our products varies somewhat from year to year. We also sell our classrooms to the State of California and leasing companies, both of which lease the classrooms principally to school districts.

We also design and build modular buildings to customer specifications for a wide array of non-residential uses beyond California classrooms, including governmental, healthcare, educational, airport and correctional facilities; office and retail space; daycare centers; libraries; churches; construction trailers; golf clubhouses; police stations; convenience stores; fast food restaurants; classrooms and sales offices. The modular buildings serve as temporary, semi-permanent and permanent facilities and can function as free-standing buildings or additions to existing structures. These modular buildings range in size and complexity from a basic single-unit 100-square foot module to a 50,000-square foot building combining several structures and containing multiple stories. We sell these non-classroom products directly to the end customer in some instances, particularly for major projects. We also sell to and through dealers and distributors. In some instances these dealers provide third-party financing to the end customer for direct sales.

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

Manufacturing and On-site Installation

Classroom Products

We use an assembly-line approach in the manufacture of our classrooms. The process begins with the fabrication of the steel floor joists. The floor joists are welded to a perimeter steel frame to form the floor sub-assembly, which is typically covered by plywood flooring. Concurrent with the floor assembly, the roof structure is welded in a similar fashion with joists and a perimeter frame. The completed roof is then welded to the completed floor utilizing four tube steel corner posts creating a moment connection. The unit progresses down the production line with value added at each work station with the installation of walls, insulation, suspended grid ceilings, electrical systems, heating and air conditioning, windows, doors, plumbing and chalkboards follow, with painting and finishing crews completing the process. Once construction of a classroom commences, the building can be completed in as little as three days. The construction of custom units on-site, from pre-manufactured components, is similar to factory-built units in its progressively-staged assembly process but may involve more extensive structural connections and finish work depending upon the size and type of building, and, typically takes 30 to 60 days to complete.

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

Backlog

We manufacture classrooms and other buildings to fill existing orders only, and not for inventory. As of February 28, 2007, the backlog of sales orders was approximately $60.4 million, down from approximately $80.7 million at February 28, 2006. We expect to convert the entire backlog at February 28, 2007 into sales during the current fiscal year. The rate of booking new contracts varies month to month, and customer changes in delivery schedules occur. For these reasons, among others, our backlog as of any particular date may not be representative of actual sales for any succeeding period.

The backlog by region as of February 28, 2007 was as follows: California—$49.1 million; Arizona—$2.5 million; and Florida—$8.8 million. This compares to the following backlog by region as of February 28, 2006 as follows: California—$74.7 million; Arizona/Texas—$4.4 million; and Florida—$1.6 million.

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

We categorize our current competition based upon the geographic market served, as well as upon the relative degree of customization of products sold. The primary competitors in California in modular classrooms are believed to be American Modular Systems, Inc. and Global Modular, Inc., both of which are located in Northern California, and Modular Structures International, Inc. and Silver Creek Industries, Inc. located in Southern California.

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

Our primary competitors for modular buildings other than non-California classroom are believed to be Modular Structures International, Inc., Walden Structures Inc., Miller Building Systems, Inc., Southeast Modular Manufacturing, and Indicom Buildings Inc. Each year there are new entrants and departures in response to perceived market conditions. A recent example is a new start-up company, Silver Creek Industries, Inc. which began operations in 2005 and opened its Perris, California factory in January, 2006.

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

Patents, Trademarks, Licenses and Other Intellectual Property

We use two registered trademarks; “Modtech” and “the right space, at the right time, for the right price”. We do not have any patents. We hold general contractors licenses in those states where our activities require such licenses. These licenses are readily available and renewable annually. We also hold certain intellectual property in the form of proprietary designs which have been approved for modular classroom design by the State of California. These approved designs and plans are required in order to sell classrooms into the State of California classroom market and create a short term barrier to entry into the California classroom market. We estimate that it takes approximately six months to obtain approval for a new set of plans. Our rights in our trademark and proprietary designs are for an indefinite term.

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

Employees

The number of persons employed by us at year end 2006, 2005, and 2004 were 710, 1,071, and 1,395, respectively. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Information Available on Our Website and Elsewhere

We make available free of charge on our internet website at www.modtech.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). Our SEC filings, as well as those of other companies that file electronically with the SEC, are available at the SEC’s Internet website at www.sec.gov. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition to SEC filings, we also make our press releases available on our website, as well as information regarding our Whistle Blower program.

ITEM 1A. RISK FACTORS

Our business is subject to a number of business risks and uncertainties that could impact the accuracy of any future looking statements in this report and cause actual results to differ materially from those projected or anticipated. These risk and uncertainties include, but are not limited to, the following:

We have incurred significant operating losses as well as negative operating cash flow and may continue to do so which could adversely affect our liquidity and our ability to obtain bonding necessary for our construction projects.

We experienced significant operating losses and negative cash flow from operations in 2006, 2005 and 2004. We may continue to experience future operating losses and negative operating cash flow. For the year ended December 31, 2006, our revenues were down 32.3% compared to the year ended December 31, 2005, we experienced a net loss of $54.7 million for the twelve month period ended December 31, 2006 and net cash used in operating activities was $7.8 million for the period. Although we had positive gross profit during the year ended December 31, 2005, we experienced a net loss of $21.1 million for the twelve month period ended December 31, 2005 and a net decrease in cash and cash equivalents of $8.5 million for the period. Cost overruns of $11.5 million on four projects and the high cost of servicing our debt, totaling $9.0 million for the twelve-month period ended December 31, 2005 were the primary causes of the losses. The operating losses in 2004 were due primarily to losses on a single project and unanticipated price increases for raw materials that we were not able to pass on to the customer. We may experience future losses that could adversely affect our liquidity and ability to obtain bonding.

In the past two years, we have breached the financial covenants of our credit facility.

During 2005, we were unable to meet the financial ratios required by our then current lender and had to obtain waivers and amendments. We incurred substantial fees to obtain the amendments. During 2006, we violated certain financial covenants in our credit facility with Bank of America N.A. and under our convertible note issued to Amphora Limited, although we did not incur any fees to obtain waivers. The convertible note has been repaid and the credit facility was replaced with loans from Laurus Master Fund, Ltd. in October 2006.

The promissory notes issued to Laurus, which had a principal balance of $19.5 million at December 31, 2006, are secured by liens on substantially all of our assets. Should we default under these notes the note holder could foreclose upon all of our assets. We may not generate sufficient cash flow to repay our indebtedness, and we may not be able to obtain additional financing or refinance our indebtedness when needed on reasonable terms, if at all. The failure to obtain such financing would reduce our access to necessary capital to fund our operations and harm our business, results of operations and financial condition.

Our substantial leverage could adversely affect our financial condition.

We are highly leveraged and expect to continue to be highly leveraged. As of December 31, 2006 such indebtedness was $19.5 million. As of December 31, 2005, our aggregate outstanding indebtedness was $43.6 million. Our primary source of capital is the loan proceeds from the notes we issued to Laurus Master Fund, Ltd. The notes must be repaid in full by December 28, 2009. The notes are not a revolving credit facility which we can pay down and borrow against again. If the proceeds from the notes prove to be insufficient or are utilized faster than anticipated, we may not have sufficient cash flow available to fund manufacturing, distribution and other operating expenses. In addition, our flexibility to plan for or react to downturns in our business, our industry or the economy in general, as well as our ability to pursue strategic acquisitions and other business opportunities that may be in our best interests will be limited.

Should we experience a decline in the value of our assets which secure our debt, it would limit our ability to obtain additional or new financing, if necessary, for operating expenses, or limit our ability to obtain such financing on reasonable terms.

Our future results may fluctuate, fail to match past performance or fail to meet expectations.

Our results may fluctuate in the future or fail to meet the expectations of analysts and investors. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of:

•	general economic conditions in the states where we sell our products;

•	legislative and educational policies in the states where we sell our products;

•	seasonality and variability in the modular classroom and our other end-markets;

•	the timing of new product introductions by us and our competitors;

•	product obsolescence;

•	the scheduling, rescheduling or cancellation of orders by our customers;

•	the cyclical nature of demand for our products;

•	capacity utilization;

•	product mix and pricing;

•	movements in interest rates or tax rates;

•	litigation and regulatory matters.

The prices of raw materials have significantly increased in recent years and if we are unable to pass these costs onto our customers, our financial results could be significantly harmed.

The cost of raw materials represents a significant portion of our operating expenses. As a result of domestic and international events, the prices of raw materials we use in our operations fluctuate and have significantly increased in recent years. For example, during 2004, the cost of steel nearly doubled for certain steel used in some of our components and overall our steel costs were up in excess of 30%. We are not always able to obtain the right in our contracts to pass through raw material price increases to our customers. Should we experience significant increases in the price of raw materials as we did in 2004, our financial results could be adversely affected.

Our current promissory notes contain certain covenants and financial conditions that limit the way we conduct business.

The promissory notes we issued to Laurus and the agreement pursuant to which we issued the notes contain various covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, make capital expenditures, make acquisitions and sell assets. These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. Under the notes, we are also required to maintain a minimum amount of cash and approved accounts receivable.

If we cannot comply with these covenants or meet the minimum account balance condition, it could result in a default under the notes and unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which could require us to refinance our debt on terms less favorable to us or, if we are unable to refinance, we may be forced to repay our debt which would reduce funds available for our operations and harm our business, financial condition and results of operations. If we are forced to repay our debt, we may have to raise funds through the liquidation of some of our assets.

The notes are secured by liens on substantially all of our assets. If we are in default under the notes, the lender could foreclose upon all or substantially all of our assets. We cannot assure you that we will generate sufficient cash flow to repay our indebtedness, and we further cannot assure you that, if the need arises, we will be able to obtain additional financing or to refinance our indebtedness on terms acceptable to us, if at all. Any such failure to obtain financing could reduce our access to necessary capital to fund our operations which would harm our business, results of operations and financial condition.

We have experienced significant turnover of senior management and our current executive management team has been together for a limited time, which could slow the growth of our business and cause our operating results to decline.

Throughout 2003 and 2004, we announced a series of changes in our management that included the departure of several senior executives, and there have also been changes in the responsibilities of our board of directors. Our chairman, Charles C. McGettigan, a long serving company director became chairman in August 2003. In June 2003, Dennis Shogren joined us as our chief financial officer and in September 2004, David Buckley joined us as our chief executive officer. Mr. Buckley resigned in 2006, and Mr. Shogren was appointed chief executive officer. Kenneth Cragun joined us in 2006 as our new chief financial officer.

Other members of our senior management team are new to Modtech or new in their positions. Because of these recent changes, our management team has not worked together as a group for an extended period of time and may not work together as effectively to successfully execute on revenue goals, implement our strategies and manage our operations as they would if they had worked together for a longer period of time.

If our management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired.

Only Mr. Shogren and Ronald Savona have long-term employment agreements and it is possible that the high turnover at our senior management levels may also continue for a variety of reasons. We are not aware of impending retirements or voluntary separations, but the loss of the services of one or more of our key senior executive officers could also affect our ability to successfully implement our business objectives, which could slow the growth of our business and cause our operating results to decline. For these reasons, our shareholders may lose confidence in our management team and decide to dispose of our common stock, which could cause the price of our common stock to decline.

We receive a significant portion of our revenues from the sale of classrooms to California school districts, the leasing companies that lease classrooms to such school districts and from a small number of independent dealers. The loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position.

We receive a significant portion of our revenues from the sale of classrooms to California school districts, to leasing companies that lease to such school districts and to a small number of independent dealers. Historically, certain California school districts, certain leasing companies and certain independent dealers have individually accounted for 10% or more of our consolidated revenues in certain quarters or represented 10% or more of our net accounts receivables on any given date. During the year ended December 31, 2006, sales of classrooms, directly or indirectly, for use in California schools accounted for approximately 39% of our net sales. During the same year, one independent dealer accounted for 6.9% of our net sales.

The loss of any significant customer, the failure to collect a significant receivable from a significant customer, any material reduction in orders by a significant customer or the cancellation of a significant customer order could significantly reduce our revenues and consequently harm our financial condition and our ability to fund our operations and service our debt.

Sales of our classroom product are dependent upon the legislative and educational policies and the financial condition of the states in which we do business.

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

As a result, our business depends upon the legislative and educational policies and financial condition of the states in which we do business. For example, in California, funding for new school construction and rehabilitation of existing schools by school districts currently is provided primarily at the state level, through annual allocations of funds derived from general revenue sources and statewide bond issues. In addition, school districts obtain funding for the purchase or lease of school facilities through the imposition of developers’ fees and local bond issuances. The availability of this funding is subject to financial and political considerations which vary from district to district and is not tied to demand. In California there is a requirement that, in order for school districts to increase the amount of funds to be received from developers in excess of the statutory level, school districts must show that 20% of all classroom space, not just space to be added, consists of relocatable classrooms. Although our classroom units qualify as relocatable structures, there are alternative structures that are less relocatable in nature than our classrooms that may also satisfy this legislative requirement. Changes in the legislative and educational policies or shortages of financial resources at either state or local levels in the states in which we do business could harm our business.

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

Most of our contracts require us to build classrooms which meet certain established state mandated function and manufacturing specifications. Under such contracts, we assume the liability for correcting, without additional compensation, any deficiencies which cause the classrooms to fail inspection and certification tests. We rely upon our experience and expertise to evaluate the potential for such liability and to price our bids accordingly and we follow strict quality control standards and subject our units under construction to extensive testing under the supervision of inspectors hired by our customers. If we incur such liability significantly in excess of our estimated profitability it could harm our business.

In addition, delays in obtaining approvals can cause costs to exceed our estimates and harm our results. For example, a delay in the approval of certain welds called for in a project for the Heritage High School in Brentwood, California in 2004 resulted in an accelerated timeline to complete that project which, in turn, led to approximately $3.8 million in additional costs.

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

The Sarbanes-Oxley Act of 2002 required us to change or supplement some of our corporate governance and securities disclosure and compliance practices. The Securities and Exchange Commission and NASDAQ have revised, and continue to revise, their regulations and listing standards. These developments have increased, and may continue to increase, our legal compliance and financial reporting costs. For example, internal direct costs relating to Sarbanes-Oxley compliance during 2004 were approximately $750,000. During 2005, these costs were approximately $500,000.

These developments may also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

This, in turn, could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers.

Failure to comply with present or future laws, rules and regulations of any kind that govern our business could result in suspension of all or a portion of production, cessation of all or a portion of our operations, or the imposition of significant administrative, civil, or criminal penalties, any of which could harm our business.

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which, if not remedied effectively, could prevent us from reporting our financial results on a timely and accurate basis and result in a decrease in the trading price of our common stock and otherwise seriously harm our business.

Management through, in part, the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2004 and 2005. We have taken certain actions to begin to address those material weaknesses, but as of December 31, 2006 had not yet completed our remediation efforts.

If we fail to complete our remediation or if we complete the remediation but fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could prevent us from reporting our financial results on a timely and accurate basis or cause investors to lose confidence in our reported financial information. These effects could in turn result in a decrease in the trading price of our common stock.

Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. If this were to occur, investors may not be able to rely on the financial statements contained in this Form 10-K filing. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

Costs related to our compliance with Section 404 of the Sarbanes-Oxley Act have been significant and may continue to negatively impact our cash flow and results of operations.

Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of that assessment has required the commitment of significant financial and managerial resources. Our compliance efforts have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. During 2004 and 2005 direct costs relating to Sarbanes-Oxley compliance were approximately $750,000 and $500,000, respectively. During 2006 we did not incur significant costs related to Section 404 of the Sarbanes-Oxley Act of 2002 as, effective for the year ended December 31, 2005, we were no longer required to file as an accelerated filer, and accordingly, management’s assessment of internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment was not required to be included in our annual filings on Form 10-K for the years ended December 31, 2005 and 2006. During 2007 we expect compliance costs to increase as non-accelerated filers will be required to complete a formal management assessment of controls as of December 31, 2007. If compliance costs continue our cash flows and results of operations will likely continue to be negatively impacted.

We may underutilize our manufacturing facilities or we may have inadequate facilities to meet the demand for our products.

During the past two years, we have closed two manufacturing facilities in California and one in Texas as a result of reduced demand for our products. We may, in the future, underutilize our other manufacturing facilities from time to time for similar reasons. If this occurs we will continue to incur fixed expenses and if the facilities remain underutilized our revenues and margins could decrease which could harm our ability to fund operations and service our debt. Conversely, there may be situations in the future in which our manufacturing facilities will be inadequate to meet the demand for our products. Our inability to generate sufficient manufacturing capacities to meet future demand, either through our own facilities or through outsourcing to third parties, could result in our inability to fulfill orders or require us to turn down orders which could have an adverse effect on our business, results of operations and financial condition.

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

Our share price could be subject to extreme price fluctuations, and stockholders could have difficulty trading shares.

The market price for our common stock has been and may continue to be subject to significant price fluctuations.

Price fluctuations could be in response to operating results, announcements of technological innovations, changes in legislative and educational policies and general market conditions. Additionally, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the price of our common stock.

In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company’s stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management’s attention and resources.

In addition, the future sale of a substantial number of shares of common stock by us or by our existing stockholders, including the selling stockholder, may have an adverse impact on the market price of the shares of common stock. There can be no assurance that the trading price of our common stock will remain at or near its current level.

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

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders.

Our board of directors has the authority to issue an additional 5,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

We have three other manufacturing facilities: one in Phoenix, Arizona; another in Glen Rose, Texas, which is approximately 75 miles southwest of Dallas; and the third in Plant City, Florida, which is approximately 30 miles northeast of Tampa. Our Phoenix, Arizona facility consists of approximately 50,000 square feet of covered production space under roof, on a 10-acre site, pursuant to a lease expiring in 2012. Our Glen Rose, Texas facility consists of approximately 80,000 square feet of manufacturing area on a 20-acre site and our Plant City, Florida facility consists of 106,000 square feet on a 17-acre site.

We believe that our facilities are well maintained and in good operating condition, and meet the requirements for our immediately foreseeable business needs.

On November 1, 2006, we sold our Plant City facility to NL Ventures V, L.P. for $4.4 million. Concurrently with the sale of the property, we entered into a Lease Agreement with the purchaser’s assignee, NL Ventures V Plant City, L.P., pursuant to which we leased back the property for an initial term of 20 years. We have the option to extend the lease term for two additional terms of five years each.

We closed our Texas plant in the first quarter of 2007. The lease on the facility expires in 2008. The monthly rent on this lease is $25,000. We made the decision to close our manufacturing facility in Glen Rose, Texas because of sluggish sales in the state and our ability, in some instances, to source products from other Modtech facilities or third-parties manufacturers. We own the land and building related to our steel shop in Texas and we anticipate we will be able to sell this property during 2007 for the $0.6 million approximate book value of the assets. We did not incur any material costs associated with exit or disposal activities.

During 2005, we closed and subsequently subleased a 400,000 square foot manufacturing facility, on a 30-acre site in Lathrop, California. The sublease runs through the term of the master lease until 2019. During the year, we also closed a manufacturing facility in Perris, California by returning the facility to our landlord and amending our lease with the landlord to include only the vacant property that we retained for storage use. The amended lease expires in 2015.

The California plants were closed because they represented excess capacity and, in the case of the Perris facility, we would have been required by the city to make extensive improvements to the property. The landlord we returned the facility to in Perris joined with one of our former executive officers in opening a modular manufacturing business at the facility.

ITEM 3. LEGAL PROCEEDINGS

On February 23, 2006, we filed a lawsuit against the Liberty Union High School District in the California Superior Court for Contra Costa County seeking damages for breach of contract of at least $5 million. We have asserted that the District entered into a contract with us to manufacture off site our standard two-story modular buildings with limited specific modifications for a new high school and then breached that contract in numerous ways, including requiring that we construct the buildings partially off site and partially on site, refusing to accept our shop drawings as submitted when they complied with all applicable contract requirements, providing us with defective contract plans, specifications and designs, including electrical and plumbing that required repeated changes to shop plans and then either refusing to pay for the necessary change orders or refusing to issue them, refusing to allow us to perform our work in the order intended and allowed by the contract, failing to manage the California state mandated inspection program resulting in stand-by cost delays, and refusing to allow us to erect our modular buildings as delivered without first performing extensive and unnecessary testing that required us to repair and partially rebuild the buildings in the field. In March 2007 we settled this action and Liberty Union High School District agreed to pay $3.5 million and as of December 31, 2006 we increased our allowance for contract adjustments by $1.1 million for the difference between contracts receivable and costs and estimated earnings in excess of billings on contracts related to Liberty Union High School District and the settlement amount.

On September 26, 2005, we filed lawsuit against the Campbell Union Elementary School District in the California Superior Court for Santa Clara County. In an amended pleading, we have asserted that the District improperly terminated our contract and that we are entitled to damages for breach of contract. Pursuant to our contract with the District entered into in October 2003, we submitted our plans for a two-story building with a design methodology that was pre-approved by the Department of State Architect (“DSA”) and in accordance with the contract documents. The District submitted the plans to the DSA’s Oakland regional office which unexpectedly refused to approve the plans. The District refused to grant us an extension of time to resolve this issue with the DSA Oakland regional office even though our contract provided for such an extension for District caused delays and for unforeseen events. The District declared us in default in December 2004, and on May 3, 2005, the District made a demand upon our bonding company, Liberty Mutual (“Liberty”), to complete the contract. On May 16, 2005 DSA directed its Oakland office to accept our design methodology as originally submitted. Liberty took over the project in June 2005, and we entered into an agreement with Liberty to complete the work on the reserving our rights and claims against the District. The project has now been completed.

On January 25, 2006, a class action lawsuit was filed against us and Bayside Solutions, Inc by TRICO Pipes, Aram Hodess, Micah Long and the Plumbers and Steamfitters Local Union No. 159 in the California Superior Court for Alameda County on behalf of those persons we employed on California public work projects from January 25, 2002 to the filing of the complaint. The complaint alleges that we failed to pay these individuals general prevailing wage rates, overtime rates, and required rates for holiday work. It also alleges that we failed to employ registered apprentices, thereby denying such apprentices the opportunity to earn wages. Bayside Solutions, Inc. is a temporary labor service used by us and TRICO Pipes is a joint labor management committee in the plumbing and pipe fitting industry in Contra Costa County. The court has not yet certified the class.

The complaint seeks restitution for all underpayments of wages, attorney’s fees and costs. We reassert our denial of the liability, but cannot predict with any certainty the outcome of the proceeding. This is especially true since until any class is defined, it is impossible to define what the class or claims are going to be. We are unable to ascertain at this time the potential monetary liability or financial impact to us should there be an unfavorable settlement or adverse decision, but we believe that either event could have a material effect on our operations or financial position.

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

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “MODT”. The range of high and low sales prices for the common stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below, are as follows:

Fiscal Year 2006 Quarters Ended	High	Low
March 31, 2006	$9.49	$6.93
June 30, 2006	10.95	6.17
September 30, 2006	7.74	5.00
December 31, 2006	5.69	4.27

Fiscal Year 2005 Quarters Ended	High	Low
March 31, 2005	$9.05	$7.15
June 30, 2005	8.64	5.77
September 30, 2005	11.27	5.79
December 31, 2005	10.50	6.85

On March 1, 2007, the closing sales price on the NASDAQ Global Market for a share of our common stock was $3.86. The approximate number of holders of record of our common stock on March 1, 2007, was 65.

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

	(a) Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,632,992	(1)	$7.04	(2)	1,019,927
Equity compensation plans not approved by security holders	N/A		N/A		N/A

(1)	Includes 422,467 unvested shares of restricted stock issued pursuant to our 2002 Stock Option Plan.

(2)
Because the 422,467 unvested shares of restricted stock shares issued pursuant to our 2002 Stock Option Plan do not have an exercise price, the shares are not included in the calculation of weighted average exercise price.

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report. The consolidated statements of income data for the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data at December 31, 2006 and 2005, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K. The consolidated statements of income data for the years ended December 31, 2003 and 2002, and the consolidated balance sheet data at December 31, 2004, 2003 and 2002, are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year ended December 31,
	2006	2005	2004	2003	2002

Net sales	$156,033,000	$230,324,000	$185,194,000	$159,870,000	$167,973,000
Cost of goods sold	151,655,000	221,376,000	188,114,000	147,938,000	144,782,000

Gross profit (loss)	4,378,000	8,948,000	(2,920,000)	11,932,000	23,191,000

Selling, general and administrative expenses	17,322,000	15,920,000	14,495,000	8,129,000	7,731,000
Impairment loss on goodwill	33,600,000
Gain on sale of property and equipment	95,000	(6,000)	(745,000)	1,000	2,000
Covenant amortization	4,000	25,000	29,000	79,000	368,000

(Loss) income from operations	(46,643,000)	(6,991,000)	(16,699,000)	3,723,000	15,090,000

Other (expense) income:
Interest expense	(2,479,000)	(6,927,000)	(1,663,000)	(1,444,000)	(1,630,000)
Interest income	326,000	358,000	31,000	85,000	2,000
Loss on extinguishment of debt	(3,421,000)	-	-	-	-
Gain (loss) on warrant and embedded derivatives	6,959,000	(5,804,000)	-	-	-
Amortization of debt costs	(1,384,000)	(1,037,000)	(1,204,000)	-	-
Accretion of convertible debt discount	(3,740,000)	(1,064,000)	-	-	-
Early debt conversion fee	(4,716,000)	-	-	-	-
Other income, net	407,000	361,000	881,000	31,000	42,000

	(8,048,000)	(14,113,000)	(1,955,000)	(1,328,000)	(1,586,000)

(Loss) income before income taxes	(54,691,000)	(21,104,000)	(18,654,000)	2,395,000	13,504,000
Income tax benefit (provision)	-	-	108,000	(938,000)	(5,773,000)

(Loss) income before cumulative effect of a change in an accounting principle	(54,691,000)	(21,104,000)	(18,546,000)	1,457,000	7,731,000
Cumulative effect of a change in an accounting principle	-	-	-	-	(37,289,000)

Net (loss) income	(54,691,000)	(21,104,000)	(18,546,000)	1,457,000	(29,558,000)
Series A preferred stock dividend	-	-	221,000	7,000	156,000

Net (loss) income applicable to common shareholders	$(54,691,000)	$(21,104,000)	$(18,767,000)	$1,450,000	$(29,714,000)

Basic (loss) earnings per common share before cumulative effect of a change in
an accounting principle	$(2.96)	$(1.35)	$(1.35)	$0.11	$0.56
Cumulative effect of a change in an accounting principle per common share—basic	-	-	-	-	(2.76)

Basic (loss) earnings per common share	$(2.96)	$(1.35)	$(1.35)	$0.11	$(2.20)

Basic weighted-average shares outstanding	18,464,607	15,682,357	13,949,372	13,707,610	13,498,766

Diluted (loss) earnings per common share before cumulative effect of a change in
an accounting principle	$(2.96)	$(1.35)	$(1.35)	$0.10	$0.52
Cumulative effect of a change in an accounting principle per common share—diluted	-	-	-	-	(2.57)

Diluted (loss) earnings per common share	$(2.96)	$(1.35)	$(1.35)	$0.10	$(2.05)

Diluted weighted-average shares outstanding	18,464,607	15,682,357	13,949,372	14,122,334	14,492,282

	Year ended December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data: (1)
Working capital	$26,320,000	$3,194,000	$12,207,000	$22,127,000	$28,648,000
Total assets	122,810,000	181,833,000	179,792,000	146,209,000	154,454,000
Total liabilities	55,969,000	97,272,000	87,217,000	39,188,000	49,277,000
Long-term debt, excluding current portion	10,326,000	14,628,000	19,756,000	6,000,000	12,000,000
Shareholders' equity	66,841,000	84,561,000	92,575,000	107,021,000	105,177,000

	Year ended December 31,
	2006	2005	2004	2003	2002
Selected Operating Data:
Gross margin (loss)	2.8%	3.9%	-1.6%	7.5%	13.8%
Operating (loss) margin	-29.9%	-3.0%	-9.0%	2.3%	9.0%
Backlog at period end	$60,000,000	$81,000,000	$172,000,000	$115,000,000	$85,000,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Modtech manufactures and sells modular relocatable classrooms and commercial and light industrial modular buildings. We are a leading provider of modular classrooms in California and Florida and a significant provider of commercial and light industrial modular buildings in California, Florida, Arizona, Nevada and other neighboring states.

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

A total of approximately $3.5 million in change orders on six school projects in California are included in both revenue and cost of sales for 2006. A total of approximately $2.4 million in change orders on the Heritage High School project in Northern California are included in both revenue and cost of sales for 2005. These change orders represent incremental work that was outside the original contract. The contract calls for this work to be completed and the change orders submitted for approval and payment after the completion of the work. We complied with this requirement. Although the change orders remain unapproved, we believe it is probable that these costs will be recovered.

In the first quarter of 2007 we closed our Glen Rose, Texas manufacturing facility. We moved much of our Texas inventory and fixed assets to our other factories. Our lease on the Texas factory expires in January 2008. Monthly rent on this lease is $25,000. We own the land and building related to our steel shop in Texas, which is adjacent to the Glen Rose facility. We anticipate we will be able to sell the steel shop during 2007 for the $0.6 million approximate book value of the assets. We did not incur any material costs associated with exit or disposal activities related to the closure of the Glen Rose facility.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in our statements of operations.

	Percent of Net Sales
	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	97.2	96.1	101.6
Gross profit (loss)	2.8	3.9	(1.6)
Selling, general and administrative expenses	11.1	6.9	7.8
Impairment loss on goodwill	21.5	-	-
Gain on sale of property and equipment	0.1	(0.0)	(0.4)
Covenant amortization	0.0	0.0	0.0
Loss from operations	(29.9)	(3.0)	(9.0)
Other (expense) income:
Interest expense	(1.6)	(3.0)	(0.9)
Interest income	0.2	0.2	0.0
Loss on extinguishment of debt	(2.2)	-	-
Gain (loss) on warrant and embedded derivatives	4.5	(2.5)	-
Amortization of debt costs	(0.9)	(0.5)	(0.7)
Accretion on convertible debt discount	(2.4)	(0.5)	-
Early debt conversion fee	(3.0)	-	-
Other income, net	0.3	0.2	0.5
Loss before income taxes	(35.1)	(9.2)	(10.1)
Income tax benefit	-	-	0.1
Net loss	(35.1)%	(9.2)%	(10.0)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

Net sales for the year ended December 31, 2006, decreased to $156.0 million from $230.3 million for 2005, a decrease of $74.3 million or 32.3%. When compared to the prior year, in 2006 California sales of $89.1 million were down 30.2%; Florida sales of $36.2 million were down 32.6%; Arizona sales of $21.1 million were down 29.5% and Texas sales of $9.8 million were down 49.0%.

The decrease in Florida was due to a return to pre-2005 levels of sales in the region. Net sales in Florida in 2005 were bolstered by a major classroom project stemming from the hurricanes in the fall of 2004. The decrease in sales in 2006 in California was primarily due to project delays in the education market, lower production volumes in part due to factory inefficiencies and periodic labor shortages in California. In addition, in the prior year periods more of our California revenue was attributable to fieldwork on large school projects. In the current year period we were more reliant on revenue generated from the shipment of factory-built units for both schools and commercial customers.

It is believed that the demise of the piggyback contracting system in California has had an adverse affect on the sales volume in recent quarters. Prior to January 27, 2006 many school districts in California utilized “piggy-back” contracts which allowed them to order buildings off of contracts bid and entered into by builders, including Modtech, with other school districts. Since January 27, 2006, these piggyback contracts are no longer allowed. As a result, more public bids will have to occur for the same volume of work. Because the public bidding process is a lengthy one, it is our belief that this change has delayed some anticipated work into 2007. In the long-term, we expect the demand for our products and services will not be significantly impacted by the change in the piggyback contracting system.

Gross Profit

Gross profit for the year ended December 31, 2006 was $4.4 million, a decrease of $4.6 million from the gross profit of $8.9 million recorded the previous year. Gross profit as a percentage of net sales decreased to 2.8% in 2006 down from a gross margin of 3.9% in 2005. Our gross profit margin declined as revenues declined more than expected and we were not able to reduce fixed and certain variable costs as quickly as revenues declined. In addition, the prior year margins benefited from volume efficiencies related to record results.

Selling, General and Administrative Expense

In 2006, selling, general and administrative (SG&A) expenses increased $1.4 million over the prior year to $17.3 million with SG&A costs representing 11.1% of net sales compared to 6.9% of net sales in the prior year. The increase in SG&A was primarily attributable to a $3.2 million provision to the allowance for contract adjustments and $1.2 million in stock compensation expense as a result of the implementation of SFAS123(R). Stock compensation expense was reported in the past on a pro forma basis pursuant to the predecessor to SFAS 123(R), SFAS 123. Excluding the provision to the allowance for contract adjustments and stock compensation expense, SG&A costs declined $2.3 million from 2005 to 2006 due to reduced legal, accounting and professional services as well as reduced sales commissions that resulted from lower sales. In the third quarter of 2006 management took actions to reduce SG&A costs, primarily by a reduction of staffing.

Goodwill

During the fourth quarter of 2006, our stock price declined significantly and in the first quarter of 2007 our market capitalization fell below the amount of our recorded equity. As a result of the existence of this and other indicators, we performed an impairment test to determine if the value of goodwill was recoverable under the provisions of SFAS 142, and it was determined that an impairment existed. As a result of this test, we recorded a non-cash impairment charge of $33.6 million in the fourth quarter of 2006 to reduce our carrying value of goodwill to its implied fair value. The fair value estimate used in the initial goodwill impairment test was based on the trading price of our stock and the present value of future cash flows. The final measurement of the impairment has yet to be completed in its entirety as of the filing of our Annual Report on Form 10-K for the year ended December 31, 2006. The estimated impairment charge represents management’s current best estimate as to the actual charge, which may be higher or lower than the estimated charge. Should operating results for future periods fall short of the updated projections, further impairments to goodwill could be required. In the future, goodwill may be further impaired by events or circumstances which include, but are not limited to, things such as continued operating losses; unanticipated competition; a significant adverse change in legal factors or in the business climate; or other factors leading to a decline in estimated future cash flows.

Operating Income (Loss)

Operating losses increased to $46.6 million, or 29.9% of net sales, for the year ended December 31, 2006 from $7.0 million in losses, or 3.0% of net sales, for the year ended December 31, 2005. The increase in operating losses was a result of the decline in net sales and gross margins, the impairment loss on goodwill and the increase in SG&A expenses as discussed above.

Other income (expense)

Interest expense decreased from $6.9 million in 2005 to $2.5 million in 2006. The decrease is attributable to significantly reduced debt during 2006 as compared to 2005.

We recognized a $3.4 million loss on extinguishment of debt. This consisted of a $2.1 million write off of the unamortized debt issue costs of the Fortress Credit Corp. credit facility when it was replaced in the first quarter of 2006 with a credit facility from Bank of America N.A., a $0.3 million write off of the unamortized debt issue cost of the Bank of America credit facility when the credit facility was replaced in the fourth quarter of 2006 with loans from Laurus Master Fund, Ltd., $0.5 million in early termination fees paid to Bank of America during the fourth quarter of 2006 and amortization of a portion of the debt issue costs associated with the promissory notes issued to Laurus. In addition we incurred a loss on the redemption of our $25.9 million convertible note issued to Amphora Limited (“2005 Convertible Note”). On November 1, 2006 we redeemed the balance of the 2005 Convertible Note with a face value of $17.6 million through a combination of the conversion of one million shares pursuant to the terms of the note and the payment of $8.0 million cash. The shares issued upon conversion were recorded at the $7.82 per share conversion price of the notes. The loss on extinguishment is calculated based on the $15.2 million discounted amount of the 2005 Convertible Note and includes the write-off of $0.9 million in debt issuance costs and the non-cash benefit of writing off the $0.8 million embedded derivative.

We recognized a non-cash gain of $7.0 million related to the embedded and warrant derivatives associated with the 2005 Convertible Note and outstanding warrants in 2006.

Amortization of debt costs for 2006 was $1.4 million.

Accretion of convertible debt discount for 2006 was $3.7 million, which included $2.7 million incremental non-cash charges related to the discount on the $19.7 million conversion of convertible notes in 2006.

We recognized non-cash early debt conversion fees of $4.7 million in 2006. In the second quarter of 2006, $1.9 million of the non-cash early debt conversion fee was recognized for the fair value of 189,189 restricted shares issued to Amphora Limited as consideration for the early conversion of a portion of the 2005 Convertible Note. In the fourth quarter of 2006, $2.9 million of the non-cash early debt conversion fee was recognized for the fair value of 636,663 incremental shares issued, or to be issued, to Laurus Master Fund, Ltd. as consideration for the early conversion of the convertible note issued in 2006. The incremental shares issued in the fourth quarter of 2006 were the result of reducing the conversion price of the Laurus note during the quarter to $3.57 per share.

Income Tax Benefit

No benefit for income tax was recorded in 2005 or 2006. Although we expect to return to profitability in 2007, no tax benefit was recognized because under applicable accounting standards our cumulative losses for the three years ended December 31, 2006 are deemed to have created significant negative evidence that it is more likely than not that we will not be able to realize our net deferred tax assets. Therefore, a valuation allowance has been recorded against our net deferred tax assets, which totals $19.2 million at December 31, 2006, and $12.3 million at December 31, 2005. Our 2006 effective tax rate was 13.0% before the deferred tax asset valuation adjustment compared to prior year at 23.7% and is expected to remain approximately within this range for 2007. The lower effective tax rate in 2006 is due primarily to the goodwill impairment charge of $33.6 million. The lower effective tax rate in 2005 is due primarily to the $5.8 million in non-cash losses for the embedded and warrant derivatives, which are not deductible for tax purposes.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

Net sales for the year ended December 31, 2005 increased to $230.3 million from $185.2 million in 2004, an increase of $45.1 million, or approximately 24.4%. When compared to the prior year, 2005 Florida sales of $53.7 million were up 120.6%; Texas sales of $19.1 million were up 54.5%; Arizona sales of $29.9 million were down 1.5% and California sales of $127.7 million were up 8.1%.

The large increase in sales in Florida in 2005 was the result of continued growth in that state’s school market and projects resulting from hurricane damage from storms in both 2004 and 2005. The growth in revenues from Texas in 2005 was due to dealer sales in the last three months of the year generated by reconstruction activity following Hurricanes Katrina and Rita. The increase in California sales in 2005 was principally from classroom sales, including both relocatable and permanent modular construction, which increased 12.8% to $107.0 million when compared to 2004. This increase in net sales was due to the high backlog from 2004 being worked down in 2005 and returned to historical levels.

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

A number of issues plagued the Campbell project, including a delay in approval of our plans by the California Department of State Architect. Disputes over the type of construction and project scope, combined with estimated cost increases due to the long delay between the awarding of the contract in late 2003 and the commencement of construction in the last week of December 2005 caused the projected cost overruns. In accordance with AICPA’s Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts these estimated future cost overruns were recorded in 2005 even though most of the costs were incurred in 2006. The project was completed in 2006.

The disputes over the contract have led to litigation between Modtech and the Campbell school district, which is further described in ITEM 3 of this report.

Completion of the first two-story school project in Florida resulted in actual cost overruns of approximately $4.0 million. The two-story school project, which was bid in late 2003, involved a new, complex product and suffered from manufacturing and field issues related to the complexity of the product. The primary cause of the $3 million in cost overruns on the other two projects was the completion of work in the field that should have been completed in the factory. Since these two projects were shipped, additional controls were put in place at all of our factories to prevent the premature shipment of unfinished buildings. Management believes these controls have been effective in preventing further cost overruns of this type.

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

Operating Income (Loss)

Operating losses decreased to $7.0 million, or 3% of net sales, for the year ended December 31, 2005 from $16.7 million in losses, or 9% of net sales, for the year ended December 31, 2004. The decrease in operating losses was due to the increase in revenues as discussed above.

Interest Expense

Net interest expense increased from $2.9 million in 2004 to $8.7 million in 2005. The increase is attributable to higher interest rates and significantly greater borrowings under our credit facility due to our operating losses during 2005. Also included in 2005 is the amortization of debt issuance costs of $1.0 million and accretion of convertible debt discount in the amount of $1.1 million. In addition, $2 million in penalties and waiver fees were incurred as a result of loan covenant violations and delays in registering the shares of common stock issued in connection with our 2005 Convertible Note.

Income Tax Benefit

No benefit for income tax was recorded in 2005. This compares to the benefit for income tax of $0.1 million recorded for the year ended December 31, 2004. No tax benefit was recognized because under applicable accounting standards our cumulative losses for the three years ended December 31, 2005 were deemed to have created significant negative evidence that it is more likely than not that we will not be able to realize our net deferred tax assets. Therefore, a valuation allowance was recorded against our net deferred tax assets, which totaled $12.3 million at December 31, 2005, and $7.3 million at December 31, 2004. Our 2005 effective tax rate was 23.7% before the deferred tax asset valuation adjustment compared to the prior year at 39.6%. The lower effective tax rate in 2005 is due primarily to the $5.8 million in non-cash losses for the embedded and warrant derivatives, which are not deductible for tax purposes.

Liquidity and Capital Resources

In recent years we have funded our operations and capital expenditures mostly with cash generated internally by operations, borrowings under various credit facilities, cash received from exercised options and private placements of equity.

Cash and cash equivalents were $6.3 million at December 31, 2006 compared to $3.3 million at December 31, 2005. The increase was primarily due to net proceeds from financing activities and the proceeds from the sales-leaseback of our Plant City facility, partially offset by operating losses and capital expenditures. We believe that our existing cash and cash equivalents and anticipated cash flows from operations in 2007 will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Cash totaling $7.5 million was used by operating activities during 2006 compared to cash used of $8.2 million during 2005. During 2006, the net loss, adjusted for non-cash expenses from the loss on abandonment of leasehold improvements, depreciation and amortization, provision for contract adjustments, write-off of debt issuance costs, loss on extinguishment of debt, impairment loss on goodwill, loss on sale of equipment, stock compensation expense, gain on derivative liability, accretion on convertible debt discount and early debt conversion fees settled with shares of common stock used $8.4 million of operating cash. Changes in remaining working capital balances during this period provided $0.9 million in cash.

Net cash provided by investing activities was $3.0 million in 2006 compared to net cash used in investing activities of $1.8 million in 2005. The proceeds from the sale of equipment relates to our November 1, 2006 sale of our manufacturing plant in Florida to NL Ventures V, L.P. for $4.4 million. Concurrently with the sale of the property, we entered into a lease agreement with the purchaser’s assignee, NL Ventures V Plant City, L.P., pursuant to which we leased back the property for an initial term of 20 years. We have the option to extend the lease term for two additional terms of five years each. The annual rent is $491,160 for the first year of the lease and increases at the rate of 3% per annum thereafter. We have posted a security deposit of $0.5 million in connection with the lease. Capital expenditures were $1.4 million in 2006 compared to $1.9 million in 2005.

Net cash provided by financing activities was $7.5 million during fiscal 2006. Proceeds from the Laurus borrowings totaled $23.0 million offset by $25.7 million in principal payments on long-term debt and the revolving credit line. Stock option and warrant exercises generated $5.9 million of proceeds in 2006.

Debt Instruments

In October 2006, we issued a $5 million convertible note and a $13 million term note to Laurus Master Fund, Ltd. The convertible note could be converted at a conversion price of $5.96 per share for the first $1,666,668 of principal, $6.23 per share for the next $1,666,666 of principal, and $7.69 for the last $1,666,666 of principal. In December 2006, the conversion price for the entire convertible note was reduced to $3.57 per share, Laurus converted $3,534,300 of the principal into 990,000 shares of our common stock and we issued to Laurus a $5 million term note. In February 2007, the remaining principal balance of the convertible note was converted into 410,560 shares of our common stock. The convertible note is no longer outstanding.

The $5 million term note and the $13 million term note bear interest at an adjustable rate equal to the prime rate as published in the Wall Street Journal, plus 2.5% and 3.75%, respectively. Until it was converted, the $5 million convertible note bore interest on the same terms as the currently outstanding $5 million term note.

The interest rates on the outstanding notes will be adjusted with each adjustment in the prime rate. In connection with the original issuance of the notes to Laurus Master Fund, Ltd. in October 2006, we deposited $2.0 million in a restricted account with North Fork Bank from which the first year’s interest on the original notes was to be paid. The deposit was equivalent to one year’s interest on both notes at their interest rates on the date of issuance. The remaining balance of the deposit will be used to pay the interest on the currently outstanding notes which is payable monthly.

Principal payments of $271,000 commenced on the $13 million term note on February 28, 2007 and will continue on the same day of each month thereafter. Principal payments of $104,000 commenced on the $5 million term note on April 1, 2007 and continue on the same day of each month thereafter. The maturity dates of the $13 million note and the $5 million note are October 31, 2009 and December 28, 2009, respectively. Both notes may be prepaid in whole, but not in part or separately, at any time by paying to the holder 124% of the aggregate principal balance and accrued interest. The notes are secured by substantially all of our assets.

Amounts owed under the two notes may be accelerated and are subject to default rate interest charges under various circumstances, including, but not limited to, the failure to make principal or interest payments when due under the Notes, breaches of certain covenants, representations, conditions and warranties set forth in the notes and the purchase agreement pursuant to which they were issued, including, without limitation, the failure to maintain on a monthly basis at least $9 million in cash and eligible accounts receivable, the occurrence of certain insolvency or bankruptcy events affecting us, a change of control in the company, and certain judgments, liens and attachments in excess of permitted amounts.

The purchase agreements with Laurus pursuant to which the notes were issued contain certain negative covenants, including, without limitation, restrictions on our ability to, among other things, pay dividends, incur debt, or change its business.

In connection with the issuance of the promissory notes to Laurus Master Fund, Ltd. described above, we issued to Laurus two warrants in October 2006 for 1,540,697 shares and 581,395 shares, respectively, and a warrant in December 2006 for 576,086 shares. The October warrants are exercisable until October 28, 2013 at the following exercise prices: 581,395 shares at $5.69 per share, 770,349 shares at $7.82 per share, and 770,348 at $7.31 per share. The December warrant is exercisable until December 28, 2013 at the following exercise prices: 192,029 shares at $5.06 per share, 192,092 shares at $5.29 per share and 192,028 shares at $6.53 per share.

Contractual Obligations

The following table represents a list of our contractual obligations and commitments as of December 31, 2006:

Payments Due By Year Ending December 31,	Debt	Operating Leases	Total
2007	$7,044,000	$1,620,000	$8,664,000
2008	5,906,000	1,333,000	7,239,000
2009	10,648,000	1,318,000	11,966,000
2010	-	1,321,000	1,321,000
2011	-	1,331,000	1,331,000
Thereafter	-	14,271,000	14,271,000

	$23,598,000	$21,194,000	$44,792,000

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

Accrual for Worker’s Compensation Reserve

Prior to July 31, 2006, we were self-insured for workers compensation under a high deductible program. Management bases its accrual estimate on input from the insurance carrier which includes information regarding open and closed cases, historical costs associated with those claims, certain developed costs and an estimate of Incurred But Not Reported (IBNR) claims. Variation from the estimates of future liability claims from the pre-July 31, 2006 claims is not only possible, but probable. The inherent variability may result in actual costs being either above or below the estimates recorded on our consolidated financial statements.

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

Valuation of the Embedded and Warrant Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with FASB Statement No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

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

New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We were required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the impact this new standard; however, the standard is not expected to have a significant impact on our financial position, results of operation or cash flows.

In July 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”). FSP 13-2 requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which change occurs. The pretax gain or loss is required to be included in the same line item in which the leveraged lease income is recognized, with the tax effect being included in the provision for income taxes. We were required to adopt FSP 13-2 effective January 1, 2007. The cumulative effect of initially adopting this FSP will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. FSP 13-2 is not expected to have any impact on our financial position, results of operation or cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). The adoption of SAB 108 did not have a material impact on our consolidated financial position and results of operations.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF No. 06-6”).  EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-02 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115.” This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact adoption of SFAS No. 159 will have on our consolidated financial statements.

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

The following tables present our unaudited quarterly information for each quarter of fiscal years 2006, 2005 and 2004 and reflects the seasonality of our business. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included elsewhere in this report.

2006:	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$29,239,000	$45,583,000	$44,307,000	$36,904,000
Gross (loss) profit	(3,692,000)	2,915,000	2,868,000	2,287,000
Net (loss) income	(50,996,000)	503,000	(297,000)	(3,901,000)
(Loss) earnings per common share:
Basic	$(2.59)	$0.03	$(0.02)	$(0.23)
Diluted	(2.59)	0.03	(0.02)	(0.23)

2005:	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$55,914,000	$65,576,000	$58,297,000	$50,538,000
Gross (loss) profit	(4,226,000)	4,771,000	6,081,000	2,322,000
Net (loss) income	(8,971,000)	(10,656,000)	2,656,000	(4,132,000)
(Loss) earnings per common share:
Basic	$(0.53)	$(0.66)	$0.18	$0.28
Diluted	(0.53)	(0.66)	0.18	0.28

2004:	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$45,207,000	$55,950,000	$54,628,000	$29,409,000
Gross (loss) profit	(3,213,000)	(3,023,000)	3,546,000	(230,000)
Net (loss) income	(11,965,000)	(5,639,000)	759,000	(1,701,000)
(Loss) earnings per common share:
Basic	$(0.86)	$(0.41)	$0.05	$(0.12)
Diluted	(0.86)	(0.41)	0.05	(0.12)

Inflation

We are subject to the effects of changing prices. During the years ended December 31, 2006 and December 31, 2005, there was no significant inflationary impact, but during 2004 we realized dramatic increases in the price of certain commodities used in the production of our products, in particular steel, dimensional lumber and plywood products. Many of our contracts at the time did not allow us to pass these costs on to our customers. While the cost outlook for these and other commodities used in our production is not certain, management believes it can manage these inflationary pressures with sales price adjustments that are allowed by our newer contracts and by actively pursuing internal cost reduction efforts, including improved supply chain and inventory management.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk that a change in the level of one or more market factors such as interest rates, foreign currency exchange rates, or equity prices will result in losses for a certain financial instrument or group of instruments. We are exposed to the risk of increased interest rates on our current debt instruments and the risk of loss on credit extended to our customers. We have issued equity instruments, including warrants and a convertible note which contain certain derivatives which fluctuate, primarily as a result of changes in our stock price.

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates on our debt instruments. During 2006, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Our outstanding debt instruments with Laurus Master Fund, Ltd. bear interest at adjustable rates equal to the prime rate as published in the Wall Street Journal, plus 2.5% and 3.75%, respectively. The debt outstanding under these notes during 2007 will be $18.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $180,000 per annum.

Credit Risk

Our credit terms generally are “net 30” for dealer accounts and defined by contracts which vary for direct sales. We actively monitor the risk of loss through a variety of control procedures involving senior management. Historically, credit losses have been less than 1.0% of sales and within our expectations.

Derivative Liability Risk

We are exposed to the risk of fair value derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increase or decrease, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2006, a $1 increase or decrease in our stock price results in a non-cash derivative loss or gain of approximately $2.6 million to $2.8 million. During 2006 and 2005, we experienced a $7.0 million non-cash gain and a $5.8 million non-cash loss, respectively, on warrant and convertible note embedded derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, along with the notes thereto and the Reports of Independent Registered Public Accounting Firms thereon, required to be filed in response to this Item 8 are attached hereto as exhibits under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fourth quarter of 2006, our independent registered public accounting firm, Peterson & Co., LLP (“Peterson”) merged with Squar, Milner, Miranda & Williamson, LLP. As previously disclosed in our Form 8-K filings at the time, there had been no disagreements or reportable events between us and Peterson, but in connection with Peterson’s audit of our consolidated financial statements for the year ended December 31, 2005, and management’s assessment of internal control over financial reporting as of December 31, 2005, we had been advised by Peterson that material weaknesses existed relating to our internal control over financial reporting. The weaknesses had been previously disclosed in Item 9A of our Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, and because of the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying consolidated financial statements presented in this Annual Report of Form 10-K fairly present the financial condition and results of operations for the fiscal years indicated.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is not set forth in this Annual Report on Form 10-K because we ceased to be an accelerated filer in 2005. In 2004, we were an accelerated filer and management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. Several material weaknesses were identified in the Annual Report on Form 10-K for the year ended December 31, 2004. A material weakness is a control deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We commenced remediation of these weaknesses during 2005 and assessed the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2005. As of December 31, 2005, certain weaknesses first identified at the end of 2004 still remained. This was caused in part by multiple changes in personnel during the quarter ended December 31, 2005, which led to an overall understaffing of the finance function. Although management’s annual report on internal control over financial reporting is not set forth in this Annual Report on Form 10-K as of December 31, 2006 for the reasons stated above, we believe that all of the material weaknesses in our internal control over financial reporting identified in our report on Form 10-K for the year ended December 31, 2004 have been fully remediated as of December 31, 2006, except as follows:

•	We continue to lack the necessary depth of personnel with sufficient technical accounting expertise to ensure preparation of interim and annual financial statements without material misstatements.

•
Our procedures associated with accounting for our long-term revenue contracts continue to be insufficient to ensure that revenue and costs were properly reflected in our consolidated financial statements.

We believe that as a consequence of these material weaknesses, errors were identified related to the accounting for the extinguishment of debt, modification of debt instruments and derivative accounting during the quarter ending December 31, 2006, resulting in misstatements to accrued liabilities, long-term debt, other income (expense) and additional paid-in capital. In addition errors were identified relating to contract receivable allowances and reserves for estimated losses on self-insured worker’s compensation insurance. The identified misstatements were corrected prior to the issuance of our 2006 consolidated financial statements, and we believe that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal year presented in this Annual Report of Form 10-K.

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter of 2006, we changed our internal control over financial reporting by implementing systems controls and completing the remediation of the general control deficiencies in information technology.

Other than the remediation measures described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our plan to remediate those material weaknesses remaining as of December 31, 2006 is as follows:

•	We continue to search for additional staff for our operational finance teams. The searches are underway and the positions will be filled as soon as qualified candidates are identified.

•	Until the internal resources are hired and developed, we plan to utilize outside consulting resources for documentation, testing and monitoring of key controls.

•	We are currently evaluating all finance personnel to ensure that appropriate skills and training are maintained in all critical positions.

Our management believes that the above remediation measures as outlined, will address the material weaknesses described above.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the definitive proxy statement for our next annual stockholders’ to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days after the end of our most recently completed fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the definitive proxy statement for our next annual stockholders’ to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days after the end of our most recently completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the definitive proxy statement for our next annual stockholders’ to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days after the end of our most recently completed fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the definitive proxy statement for our next annual stockholders’ to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days after the end of our most recently completed fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the definitive proxy statement for our next annual stockholders’ to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days after the end of our most recently completed fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits and Financial Statement Schedules

1 & 2. Index to Financial Statements

The following financial statements and financial statement schedule of the Company, along with the notes thereto and the Reports of Independent Registered Public Accounting Firm, are filed herewith, as required by Part II, Item 8 hereof.

Financial Statements

Report of Independent Registered Public Accounting Firm - Squar, Milner, Peterson, Miranda & Williamson, LLP
F-2
Report of Independent Registered Public Accounting Firm - KPMG LLP	F-3

Consolidated Balance Sheets - December 31, 2006 and 2005	F-4

Consolidated Statements of Operations - Years Ended December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2006, 2005 and 2004	F-6

Consolidated Statements of Cash Flows - Years Ended December 31, 2006, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-8

Schedule II - Valuation and Qualifying Accounts	F-33

All other financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto, the amounts involved are not significant, or the chedules are not applicable.

3. Exhibits

Exhibit Number	Name of Exhibit

3.1(1)	Certificate of Incorporation of the Company.

3.2(1.1)	Bylaws of the Company.

10.1(2)	Company’s 1994 Stock Option Plan.

10.2(2)	Company’s 1996 Stock Option Plan.

10.3(2)	Company’s 1999 Stock Option Plan.

10.4(2)	Company’s 2002 Stock Option Plan.

10.5(3)	Employment Agreement between the Company and Dennis L. Shogren.

10.6(3.1)	Employment Agreement between the Company and Ronald Savona.

10.7(2)	Separation Agreement between the Company and Evan M. Gruber.

10.8(2)	Separation Agreement between the Company and Michael G. Rhodes.

10.9(2)	Employment Agreement between the Company and David M. Buckley

10.10(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett property in Perris, California

10.11(4)	Lease between the Company and BMG, relating to the property in Lathrop, California

10.12(5)	Conversion and Repurchase Agreement, dated October 31, 2006

10.13(6)	Securities Purchase Agreement, dated December 31, 2004

10.14(6)	Senior Subordinated Secured Convertible Note, dated December 31, 2004

10.15(6)	Warrant to Purchase Common Stock issued December 31, 2004

10.16(6)	Registration Rights Agreement, dated December 31, 2004

10.17(6)	Pledge and Security Agreement, dated December 31, 2004

10.18(6)	Intercreditor Agreement, dated December 31, 2004

10.19(6)	Amendment and Forbearance Agreement among the Company, Wells Fargo Bank, N.A., Union Bank of California, N.A. and Comerica Bank California, dated December 29, 2004.

10.20(7)	Financing Agreement between the Company and Fortress Credit Corp. as administrative agent, dated February 25, 2005.

10.21(8)	Amendment Number 1 to Industrial Real Estate Lease between Modtech Holdings, Inc. and BMG2 Enterprises, dated July 29, 2005

10.22(8)	Sublease between Modtech Holdings, Inc. and Boise Building Solutions Distribution, L.L.C., dated July 29, 2005

10.23(9)	Securities Purchase Agreement with Peninsula Fund, L.P. and others, dated August 5, 2005

10.24(9)	First Amendment and Waiver of Financing Agreement between Fortress and Modtech Holdings, Inc., dated August 5, 2005

10.25(9)	First Amendment and Restated Registration Rights Agreement, dated August 5, 2005

10.26(9)	Amended and Restated Senior Subordinated Secured Convertible Note, dated August 5, 2005

10.27(9)	Consent, Waiver, Amendment and Exchange Agreement, dated August 5, 2005 (“Waiver”)

10.28(9)	Form of Voting Agreement executed pursuant to Waiver

10.29(9)	Form of Lock Up Letter executed pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.30(9)	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.31(9)	Warrant for 8,276 shares of common stock, dated August 5, 2005

10.32(10)	Second Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated September 19, 2005

10.32(11)	Third Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated December 22, 2005

10.33(12)	Intercreditor Agreement with Bank of America, N.A., dated, March 31, 2006

10.34(12)	Loan and Security Agreement with Bank of America, N.A., dated March 31, 2006

Exhibit Number	Name of Exhibit

10.35(12)	Amendment Agreement, dated March 31, 2006

10.36(13)	Amendment to 2002 Stock Option Plan, dated June 13, 2006

10.37(14)	Exchange of Senior Subordinated Secured Convertible Notes, dated May 3, 2006

10.38(15)	Securities Purchase Agreement with Laurus Master Fund, Ltd. (and attached exhibits), dated October 21, 2006

10.39(15)	Intellectual Property Security Agreement, dated October 31, 2006

10.40(15)	Master Security Agreement with Laurus Master Fund, Ltd., dated October 31, 2006

10.41(15)	Registration Rights Agreement with Laurus Master Fund, Ltd., dated October 31, 2006

10.42(15)	Sale and Purchase Agreement and Joint Escrow Instructions with NL Ventures V, L.P. dated November 1, 2006

10.43(15)	Lease Agreement with NL Ventures V Plant City, L.P. dated November 1, 2006

10.44(16)	Registration Rights Agreement with Amphora Limited, dated October 31, 2006

10.45(16)	Conversion and Repurchase Agreement, dated October 31, 2006

10.46(17)	Amendment and Waiver Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

10.47(17)	Securities Purchase Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

10.48(17)	Secured Term Note issued to Laurus Master Fund, Ltd., dated December 28, 2006

10.49(17)	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd., dated December 28, 2006

10.50(17)	Amended and Restated Registration Rights Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

23.1	Consent of Independent Registered Public Accounting Firm - Squar, Milner, Peterson, Miranda & Williamson, LLP

23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

(1.1)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).

(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 22, 2006 (Commission File No. 000-25161).

(3.1)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on February 13, 2006 (Commission File No. 000-25161).

(4)	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on November 1, 2002 (Commission File No. 000-25161).

(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).

(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on March 2, 2005 (Commission File No. 000-25161).

(8)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q/A filed with the Commission on October 17, 2005 (Commission File No. 000-25161).

(9)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on August 9, 2005 (Commission File No. 000-25161).

(10)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 23, 2005 (Commission File No. 000-25161).

(11)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on December 29, 2005 (Commission File No. 000-25161).

(12)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 4, 2006 (Commission File No. 000-25161).

(13)	Incorporated by reference to Modtech Holdings, Inc.’s Definitive Proxy Statement filed with the Commission on May 5, 2006 (Commission File No. 000-25161).

(14)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on August 14, 2006 (Commission File No. 000-25161).

(15)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 14, 2006

(16)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on November 1, 2006 (Commission File No. 000-25161).

(17)	Incorporated by reference to Modtech Holdings, Inc. Form 8-K filed with the Commission on January 4, 2007 (Commission File No. 000-25161).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODTECH HOLDINGS, INC.

Date: April 2, 2007	By:	/s/ DENNIS L. SHOGREN
Dennis L. Shogren
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ DENNIS L. SHOGREN	Director, President & Chief Officer Executive (Principal Executive Officer)	April 2, 2007
Dennis L. Shogren

/s/ ROBERT W. CAMPBELL	Director	April 2, 2007
Robert W. Campbell

/s/ DANIEL J. DONAHOE	Director	April 2, 2007
Daniel J. Donahoe

/s/ STANLEY GAINES	Director	April 2, 2007
Stanley Gaines

/s/ CHARLES R. GWIRTSMAN	Director	April 2, 2007
Charles R. Gwirtsman

/s/ CHARLES C. MCGETTIGAN	Director, Chairman of the Board	April 2, 2007
Charles C. McGettigan

/s/ MYRON A. WICK III	Director	April 2, 2007
Myron A. Wick III

/s/ KENNETH S. CRAGUN	Chief Financial Officer (Principal Accounting Officer)	April 2, 2007
Kenneth S. Cragun

Index to Consolidated Financial Statements

Financial Statements

Report of Independent Registered Public Accounting Firm - Squar, Milner, Peterson, Miranda & Williamson, LLP	F-2

Report of Independent Registered Public Accounting Firm - KPMG LLP	F-3

Consolidated Balance Sheets - December 31, 2006 and 2005	F-4

Consolidated Statements of Operations - Years Ended December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2006, 2005 and 2004	F-6

Consolidated Statements of Cash Flows - Years Ended December 31, 2006, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-8

Schedule II - Valuation and Qualifying Accounts	F-33

All other financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto, the amounts involved are not significant, or the chedules are not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Modtech Holdings, Inc.
Perris, California

We have audited the accompanying consolidated balance sheet of Modtech Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedule II for the years ended December 31, 2006 and 2005. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modtech Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation, effective January 1, 2006, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
San Diego, California
April 2, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Modtech Holdings, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Modtech Holdings, Inc. and subsidiaries (the Company) for the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedule II for the year ended December 31, 2004. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Modtech Holdings, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Costa Mesa, California
June 16, 2005

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$6,292,000	$3,263,000
Restricted cash - current portion	9,139,000	11,452,000
Contracts receivable, less allowance for contract adjustments of $2,358,000 and
$616,000 in 2006 and 2005, respectively	27,910,000	40,687,000
Costs and estimated earnings in excess of billings on contracts	16,144,000	16,050,000
Inventories	6,282,000	12,047,000
Prepaid assets	1,032,000	960,000
Income tax receivable	8,000	6,000
Insurance receivable	3,535,000	1,202,000
Other current assets	104,000	171,000

Total current assets	70,446,000	85,838,000

Property and equipment, net	11,118,000	14,518,000
Restricted cash	-	5,000,000
Goodwill	38,303,000	71,903,000
Debt issuance costs, net	1,369,000	3,993,000
Other assets	1,574,000	581,000

Total assets	$122,810,000	$181,833,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$22,419,000	$25,687,000
Accrued compensation	1,613,000	2,634,000
Accrued insurance expense	2,945,000	3,688,000
Provision for estimated losses on contracts	31,000	3,790,000
Embedded derivative liability	-	7,849,000
Warrant derivative liability	8,169,000	6,192,000
Accrued warranty	1,307,000	930,000
Other accrued liabilities	2,125,000	3,415,000
Billings in excess of costs and estimated earnings on contracts	2,009,000	3,809,000
Current revolving credit line	-	4,819,000
Current maturities of long-term debt, net	3,508,000	19,831,000

Total current liabilities	44,126,000	82,644,000

Long-term debt, net, excluding current portion	10,326,000	14,628,000
Other long-term liabilities	1,517,000	-

Total liabilities	55,969,000	97,272,000
Commitments and contingencies (Note 19)
Shareholders’ equity:
Series A preferred stock, $0.01 par value. Authorized 5,000,000 shares;
no shares issued and outstanding in 2006 and 2005	-	-
Common stock, $.01 par value. Authorized 55,000,000 shares; issued and
outstanding 21,008,855 and 17,062,219 in 2006 and 2005, respectively	210,000	170,000
Additional paid-in capital	133,571,000	96,640,000
Accumulated deficit	(66,940,000)	(12,249,000)

Total shareholders’ equity	66,841,000	84,561,000

Total liabilities and shareholders’ equity	$122,810,000	$181,833,000

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended December 31,
	2006	2005	2004

Net sales	$156,033,000	$230,324,000	$185,194,000
Cost of goods sold	151,655,000	221,376,000	188,114,000

Gross profit (loss)	4,378,000	8,948,000	(2,920,000)

Selling, general and administrative expenses	17,322,000	15,920,000	14,495,000
Impairment loss on goodwill	33,600,000	-	-
Loss (gain) on sale of property and equipment	95,000	(6,000)	(745,000)
Covenant amortization	4,000	25,000	29,000

Loss from operations	(46,643,000)	(6,991,000)	(16,699,000)

Other (expense) income:
Interest expense	(2,479,000)	(6,927,000)	(1,663,000)
Interest income	326,000	358,000	31,000
Loss on extinguishment of debt	(3,421,000)	-	-
Gain (loss) on warrant and embedded derivatives	6,959,000	(5,804,000)	-
Amortization and write-off of debt costs	(1,384,000)	(1,037,000)	(1,204,000)
Accretion of convertible debt discount	(3,740,000)	(1,064,000)	-
Early debt conversion fee	(4,716,000)	-	-
Other income, net	407,000	361,000	881,000

	(8,048,000)	(14,113,000)	(1,955,000)

Loss before income taxes	(54,691,000)	(21,104,000)	(18,654,000)
Income tax benefit	-	-	108,000

Net loss	(54,691,000)	(21,104,000)	(18,546,000)
Series A preferred stock dividend	-	-	221,000

Net loss applicable to common shareholders	$(54,691,000)	$(21,104,000)	$(18,767,000)

Basic and diluted loss per common share	$(2.96)	$(1.35)	$(1.35)

Basic and diluted weighted-average common shares outstanding	18,464,607	15,682,357	13,949,372

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2003	13,746,399	$137,000	$79,262,000	$27,622,000	$107,021,000
Exercise of options, including tax
benefit of $873,000	732,683	8,000	4,259,000	-	4,267,000
Compensation expense related to
accelerated option vestiture	-	-	54,000	-	54,000
Dividends paid on Series A
preferred stock	-	-	-	(221,000)	(221,000)
Net loss	-	-	-	(18,546,000)	(18,546,000)

Balance, December 31, 2004	14,479,082	145,000	83,575,000	8,855,000	92,575,000
Private placement of common stock	2,046,000	20,000	11,609,000	-	11,629,000
Equity issuance costs	-	-	(578,000)	-	(578,000)
Warrant derivatives issued
with private placement	-	-	(2,448,000)	-	(2,448,000)
Exercise of options, including tax
benefit of $290,000	537,137	5,000	4,482,000	-	4,487,000
Net loss	-	-	-	(21,104,000)	(21,104,000)

Balance, December 31, 2005	17,062,219	170,000	96,640,000	(12,249,000)	84,561,000
Equity issuance costs	-	-	(63,000)	-	(63,000)
Reclassification of embedded and
warrant derivatives from
liabilities to equity	-	-	4,915,000	-	4,915,000
Record beneficial conversion feature
of convertible debt issuance	-	-	581,000	-	581,000
Exercise of options	376,804	4,000	3,367,000	-	3,371,000
Exercise of warrants	325,000	3,000	2,597,000	-	2,600,000
Stock-based compensation expense	-	-	1,166,000	-	1,166,000
Convertible notes converted into
shares of common stock	3,055,643	31,000	19,654,000	-	19,685,000
Common shares issued as payment
of debt conversion premium	189,189	2,000	1,862,000	-	1,864,000
Non-cash inducement fee	-	-	2,852,000	-	2,852,000
Net loss	-	-	-	(54,691,000)	(54,691,000)

Balance, December 31, 2006	21,008,855	$210,000	$133,571,000	$(66,940,000)	$66,841,000

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(54,691,000)	$(21,104,000)	$(18,546,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on abandonment of leasehold improvements	178,000	979,000	-
Depreciation and amortization	2,386,000	2,862,000	2,885,000
Provision for contract adjustments	3,222,000	731,000	500,000
Deferred income taxes	-	-	2,987,000
Compensation related to accelerated option vestiture	-	-	54,000
Write-off of debt issuance costs	748,000	-	-
Loss on extinguishment of debt	3,421,000	-	-
Impairment loss on goodwill	33,600,000	-	-
Loss (gain) on sale of equipment	95,000	(6,000)	(745,000)
Stock compensation expense	1,166,000	-	-
Non-cash interest expense	-	1,150,000	-
(Gain) loss on warrant and embedded derivative liability	(6,959,000)	5,804,000	-
Accretion on convertible debt discount	3,740,000	1,064,000	-
Early debt conversion fees settled with shares of common stock	4,716,000	-	-
Decrease (increase) in assets:
Restricted cash	334,000	-	-
Contracts receivable	9,555,000	(3,241,000)	(11,252,000)
Costs and estimated earnings in excess of billings	(94,000)	(6,777,000)	262,000
Inventories	5,765,000	1,556,000	(6,762,000)
Due from affiliates	-	-	1,867,000
Income tax receivable	(2,000)	5,162,000	(2,979,000)
Other current and non-current assets	(3,335,000)	(359,000)	2,529,000
(Decrease) increase in liabilities:
Accounts payable	(3,268,000)	5,403,000	13,964,000
Accrued compensation	(1,021,000)	(580,000)	349,000
Accrued insurance expense	(743,000)	(714,000)	1,184,000
Provision for estimated losses on contracts	(3,759,000)	(508,000)	4,176,000
Accrued warranty	377,000	162,000	-
Other accrued liabilities	(1,143,000)	880,000	(143,000)
Billings in excess of costs	(1,800,000)	(618,000)	610,000

Net cash used in operating activities	(7,512,000)	(8,154,000)	(9,060,000)
Cash flows from investing activities:
Proceeds from sale of equipment	4,352,000	118,000	2,405,000
Purchase of property and equipment	(1,350,000)	(1,897,000)	(1,427,000)

Net cash provided by (used in) investing activities	3,002,000	(1,779,000)	978,000

Cash flows from financing activities:
Net principal (payments) borrowings under revolving credit line	(4,819,000)	(19,379,000)	9,500,000
Principal payments on long-term debt	(20,895,000)	(13,105,000)	(7,000,000)
Proceeds from issuance of long-term debt	23,000,000	27,898,000	25,000,000
Decrease (increase) in restricted cash	6,979,000	(6,452,000)	(10,000,000)
Payment of debt issuance costs	(2,634,000)	(2,813,000)	(1,914,000)
Net proceeds from issuance of common stock	5,908,000	15,248,000	3,394,000
Dividends paid related to Series A preferred stock	-	-	(221,000)

Net cash provided by financing activities	7,539,000	1,397,000	18,759,000

Net increase (decrease) in cash and cash equivalents	3,029,000	(8,536,000)	10,677,000
Cash and cash equivalents at beginning of period	3,263,000	11,799,000	1,122,000

Cash and cash equivalents at end of period	$6,292,000	$3,263,000	$11,799,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,167,000	$5,089,000	$1,674,000
Cash paid for taxes	$-	$-	$120,000
Non-cash financing and investing activities:
Derivative liability recorded in connection with warrants	$6,781,000	$2,448,000	$-
Reclassification of derivative liabilities to equity	$4,915,000	$-	$-
Beneficial conversion discount recorded in connection with convertible debt	$581,000	$-	$-
Conversion of convertible debt to common stock	$19,685,000	$-	$-

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1)	Description of Business and Basis of Presentation

Description of Business

Modtech Holdings, Inc. and its subsidiaries (“Modtech”, “we”, “our”, or the “Company”) design, manufacture, market and install modular and relocatable classrooms and commercial and light industrial modular buildings.

Our classrooms are sold primarily to California school districts. Our modular classrooms include standardized units prefabricated at our manufacturing facilities, as well as customized units that are modular in design but constructed on site using components we manufacture. We also sell both standard and custom classrooms outside California, principally in Florida and Nevada.

We also design and manufacture modular, portable buildings to customer specifications for a wide array of uses, including governmental, healthcare, educational, airport and correctional facilities; office and retail space; daycare centers, libraries, churches, construction trailers, golf clubhouses, police stations, convenience stores, fast food restaurants, and sales offices. The buildings are sold direct through an internal sales group, through leasing companies and through a dealer network to a wide range of end users.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of December 31, 2006 we had cash and cash equivalents of $6.3 million and positive working capital of $26.3 million. For the year ended December 31, 2006 we had a net loss of $54.7 million (including an impairment loss on goodwill of $33.6 million) and negative cash flow from operating activities of $7.5 million, and as of December 31, 2006 had an accumulated deficit of $66.9 million.

Management has taken the following actions, among others, to address liquidity issues, minimize losses and return to profitability including restructuring debt agreements to extend maturities, the closing of its Glen Rose, Texas manufacturing facility, the sale and leaseback of its Plant City, Florida manufacturing facility and the reduction of selling, general and administrative expenses.

In addition, based upon current backlog and projections of future contracts, management believes that our business in fiscal 2007 will continue to contribute to substantial recovery of its indirect expenses. Management has developed an operating plan to manage costs in line with estimated total revenues for fiscal 2007, including contingencies for cost reductions if projected revenue growth and improvement in gross margins are not fully realized. Accordingly, management believes that existing cash resources and operations will generate sufficient cash to meet continuing obligations for the foreseeable future.

However there can be no assurance that projected revenue growth and improvement in operating results will occur or that we will successfully implement our plans. In the event cash flow from operations is not sufficient, it is possible that we may require additional sources of financing in order to maintain our current operations. These additional sources of financing may include public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis or at all.

2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Modtech Holdings, Inc. and its subsidiaries - Innovative Modular Structures, Inc., Trac Modular Manufacturing, Inc., Miller Acquisition Corp. and Modtech Merger Corp. All subsidiaries are currently dormant. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, contracts receivable, costs and estimated earnings in excess of billings on contracts, prepaid and other assets, accounts payable, accrued liabilities, and billings in excess of estimated earnings on contracts are measured at cost which approximates their fair value due to the short maturity period of the instruments. The carrying amount of the revolving credit line and other debt agreements approximate their fair value because the interest rate on these instruments fluctuates with market interest rates. Our long-term debt has a net carrying value of approximately $13.8 million at December 31, 2006, which approximates fair value. The outstanding warrant derivatives have a fair value of $8.2 million at December 31, 2006. The estimated fair value of these amounts has been determined using available market information and appropriate valuation methodologies.

Concentrations of Credit Risks

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each financial institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit of $100,000. The Company had $18.1 million and $22.4 million uninsured bank balances at December 31, 2006 and 2005, respectively. These uninsured amounts include $9.2 million and $16.5 million in restricted cash at December 31, 2006 and 2005, respectively, and checks totaling $2.9 million at both December 31, 2006 and 2005 that had been issued by the Company but which had not yet cleared the bank.

The Company sells products to customers in California, Florida, Arizona, Nevada and other neighboring states. The Company’s ability to collect contract receivables is affected by economic fluctuations in the geographic areas served by the Company. Although the Company does not obtain collateral with which to secure its contracts receivable, management periodically reviews contracts receivable and assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure could, at times, be material to the financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition. The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological and other risks associated with operating a business including the potential risk of business failure.

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

Claims for additional contract costs are recognized upon a signed change order from the customer or in accordance with paragraphs 62 and 65 of the AICPA’S Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts" ("SOP 81-1").

The current asset, “Costs and estimated earnings in excess of billings on contracts,” represents revenues recognized in excess of amounts billed. The current liability, “Billings in excess of costs and estimated earnings on contracts,” represents billings in excess of revenues recognized.

The Company accounts for shipping and handling fees and costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs.” Such fees and costs incurred by the Company are immaterial to the operations of the Company.

In accordance with SFAS 48, “Revenue Recognition when Right of Return Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management’s evaluation of historical experience, current industry trends and estimated costs.

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

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States (U.S.) financial institutions. Restricted cash consists of collateral to secure our long-term debt and letters of credit, and may be reduced if certain financial milestones are met (See Note 8).

Restricted cash

Restricted cash as of December 31, 2006 consists of $7.5 million in cash collateral required for certain letters of credit and $1.7 million in cash collateral related to the promissory notes issued to Laurus Master Fund, Ltd. The amounts as of December 31, 2006 are classified as current assets. The $1.7  million balance of restricted cash at December 31, 2006 reflects the release of approximately $334,000 of previously restricted cash, which was used by the Company to pay interest payments in 2006.

Restricted cash as of December 31, 2005 consisted of $10.0 million in cash collateral required under our Amphora Limited convertible note we issued in 2004, and amended and restated in 2005 (the “2005 Convertible Note”) and $6.5 million in cash collateral required by a letter of credit subfacility under our credit facility (See Note 8). Five million dollars of the $10.0 million cash collateral is classified as long-term as defined in the 2005 Convertible Note. The cash collateral required by the letter of credit subfacility is classified as short-term matching the underlying note classification (See Note 8). The remaining restricted cash amounts are classified as long-term assets as of December 31, 2005 according to the terms of their respective contracts. In connection with the partial conversion of the 2005 Convertible Note during the first half of 2006 and the subsequent payoff of the remaining note balance in October 2006, the $10.0 million restricted cash held as collateral under the note was released. In addition, during 2006 the $6.5 million restricted cash at December 31, 2005 required by the letter of credit subfacility was released and replaced by a $7.5 million collateral requirement.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line and accelerated methods over the following estimated useful lives (for leasehold improvements, over the shorter of the estimated useful life or term of the lease):

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We had a goodwill impairment loss for the year ended December 31, 2006 (See Note 7). There was no goodwill impairment recorded for the years ended December 31, 2005 and 2004.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. We recorded an impairment charge of $0.1 million for the year ended December 31, 2006 due to the closure of our manufacturing facility located in Glen Rose, Texas (See Note 6). We have recorded no impairment losses for the years ended December 31, 2005 and 2004.

Warranty

The Company provides a warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2006 and 2005, the warranty obligation was immaterial to the accompanying consolidated balance sheets.

Debt Issuance Costs

Debt issuance costs are deferred and amortized over the term of the credit facility using the effective interest method (See Note 8). When a loan is paid in full (or converted or extinguished), any unamortized financing costs are removed from the related accounts and expensed.

Warrant Derivative Liability

The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) (“EITF 00-19”). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a “Beneficial Conversion Feature” (“BCF”). Pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio,” EITF No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments” and APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to accretion of convertible debt discount over the term of the notes (or conversion of the notes, if sooner).

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and generally requires instead that such transactions be accounted for using a fair-value-based method. We adopted SFAS 123R beginning January 1, 2006.

SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton (“BSM”) pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” Restricted Stock grants are measured based on the fair market values of the underlying stock on the dates of grant.

We have elected the modified prospective transition method as permitted by SFAS 123R, and accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under this method, we are required to recognize stock-based compensation for all new and unvested stock-based awards that are ultimately expected to vest as the requisite service is rendered beginning January 1, 2006. Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant. As a result of adopting SFAS No. 123R on January 1, 2006, our net loss and basic and diluted loss per common share for the year ended December 31, 2006 were $1.2 million and $(0.06) per share higher, respectively, than if we had continued to account for stock based compensation under APB Opinion No. 25.

Prior to the adoption of SFAS 123R, we accounted for our employee stock-based compensation using the intrinsic value method prescribed by APB 25. We applied below the disclosure provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” as if the fair value method had been applied. If this method had been used, our net income and net income per share for the years ended December 31, 2005 and 2004 would have been adjusted to the pro forma amounts below (in thousands, except per share data):

	2005	2004
Net loss
As reported	$(21,104,000)	$(18,546,000)
Deduct stock-based compensation expense determined
under fair-value based method, net of tax	(425,000)	(896,000)

Pro forma	$(21,529,000)	$(19,442,000)
Basic and diluted loss per common share
As reported	$(1.35)	$(1.35)
Pro forma	$(1.37)	$(1.39)

For purposes of the above pro forma calculation, the value of each option granted through December 31, 2005 was estimated on the date of grant using the BSM pricing model with the weighted-average assumptions for the following years:

	2006	2005
Expected dividend yield	0%	0%
Average risk-free interest rate	4.4%	4.0%
Expected volatility	48.61%	41.17%
Expected life of options (in years)	5.8 years	4 years

Advertising

The Company expenses the cost of advertising when incurred as selling expense in the accompanying consolidated statements of operations. Advertising expenses were approximately $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to our cumulative losses for the three years ended December 31, 2006, we provided for a full valuation allowance on our net deferred tax assets, reducing these to zero. This valuation allowance and the amount of the deferred tax assets considered realizable could change if projected future taxable income is realized.

Segment Information

We apply the provisions of Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Statement No. 131 establishes standards for reporting financial and descriptive information about an enterprise’s operating segments in its annual consolidated financial statements and selected segment information in interim financial reports. In 2006, 2005 and 2004, we had one operating segment and in accordance with Statement No. 131, only enterprise-wide disclosures have been provided.

Reclassification

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation.

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

Quantifying and Evaluating the Materiality of Unrecorded Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). The adoption of SAB 108 did not have a material impact on our consolidated financial position and results of operations.

Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature

In September 2005, the EITF reached a consensus on Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF No. 05-8”). Under EITF No. 05-8, issuance of convertible debt with a beneficial conversion feature recorded pursuant to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” results in a temporary difference for purposes of applying SFAS 109. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to additional paid-in capital. The EITF No. 05-8 Consensus should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. The adoption of EITF 05-8 did not have a material impact on our financial statements.

Modification of Convertible Debt Instruments

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF No. 06-6”).  EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

Registration Payment Arrangements

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-02 on its consolidated financial statements and is currently not yet in a position to determine such effects.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115.” This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact adoption of SFAS No. 159 will have on our consolidated financial statements.

3)	Contracts Receivable

Contracts receivable consisted of customer billings for:

	2006	2005
Completed contracts	$11,009,000	$19,112,000
Contracts in progress	11,665,000	14,938,000
Retentions	7,594,000	7,253,000

	30,268,000	41,303,000
Less allowance for contract adjustments	(2,358,000)	(616,000)

	$27,910,000	$40,687,000

Contracts receivable at December 31, 2006 and 2005 include $3.5 million and $1.6 million, respectively, of unapproved change orders that have been included in revenue in accordance with provisions of SOP 81-1.

4)	Costs and Estimated Earnings in Excess of Billings on Contracts

Customer billing is determined by the “schedule of values” in accordance with contract terms as agreed to by all parties. Timing differences between costs incurred and billings based on the contract terms generate the costs and estimated earnings in excess of billings.

Net costs and estimated earnings in excess of billings on contracts consisted of:

	2006	2005
Net costs and estimated earnings on uncompleted contracts	$105,993,000	$196,306,000
Billings to date	(93,819,000)	(184,595,000)

	12,174,000	11,711,000
Net under billed receivables from completed contracts	1,961,000	530,000

	$14,135,000	$12,241,000

These amounts are shown in the accompanying consolidated balance sheets under the following captions:

	2006	2005
Costs and estimated earnings in excess of billings on uncompleted contracts	$14,183,000	$15,520,000
Costs and estimated earnings in excess of billings on completed contracts	1,961,000	530,000

Costs and estimated earnings in excess of billings on contracts	16,144,000	16,050,000

Billings in excess of costs and estimated earnings on uncompleted contracts	(2,009,000)	(3,809,000)
Billings in excess of costs and estimated earnings on completed contracts	-	-

Billings in excess of costs and estimated earnings on contracts	(2,009,000)	(3,809,000)

	$14,135,000	$12,241,000

5)	Inventories

Inventories consist of:

	2006	2005
Raw materials	$5,076,000	$9,211,000
Work-in-process	829,000	2,630,000
Finished goods	377,000	206,000

	$6,282,000	$12,047,000

6)	Property and Equipment, Net

Property and equipment, net consists of:

	2006	2005
Leasehold improvements	$12,919,000	$12,799,000
Machinery and equipment	4,898,000	5,190,000
Office equipment	3,386,000	2,767,000
Land	-	372,000
Construction-in-progress	868,000	716,000
Trucks and automobiles	763,000	864,000
Buildings	60,000	2,393,000
Land and building improvements	413,000	677,000

	23,307,000	25,778,000
Less accumulated depreciation and amortization	(12,189,000)	(11,260,000)

	$11,118,000	$14,518,000

During 2006, we decided to close our manufacturing facility located in Glen Rose, Texas as a result of reduced demand for our products in that State. Although a substantial portion of the fixed assets are being transferred to our other manufacturing facilities, we are accepting bids on one of the buildings we own and some of the related machinery at that location. We expect to complete the sale of these assets in the second quarter of 2007. We have reduced the carrying amount of certain machinery with an impairment charge of $0.1 million for the year ended December 31, 2006 which is included in loss (gain) on sale of property and equipment in the accompanying consolidated statements of operations. As a result, the carrying amount of property and equipment held for sale and classified in property and equipment in the accompanying consolidated balance sheet totaled $0.5 million at December 31, 2006.

Total depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $1,736,000, $1,799,000 and $1,653,000, respectively.

7)	Goodwill

During the fourth quarter of 2006, our stock price declined significantly and in the first quarter of 2007 our market capitalization fell below the amount of our recorded equity. As a result of this and other indicators, we performed an impairment test to determine if the value of goodwill was recoverable under the provisions of SFAS 142, and it was determined that an impairment existed. During the fourth quarter of 2006, we made an estimate of the impairment and recorded a non-cash impairment charge of $33.6 million to reduce our carrying value of goodwill to its implied fair value. Our estimate was based on the trading price of our stock and the present value of future cash flows. The final measurement of the impairment has yet to be completed in its entirety as of the filing of our Form 10-K for the year ended December 31, 2006. The estimated impairment charge represents management’s current best estimate as to the actual charge, which may be higher or lower than the estimated charge. Should operating results for future periods fall short of the updated projections, further impairments to goodwill could be required. Statement No. 142 requires us to test for impairment of goodwill at least annually. The result of this analysis during 2005 and 2004 did not require us to recognize an impairment loss. The carrying amount of goodwill is $38,303,000 as of December 31, 2006, and $71,903,000 as of December 31, 2005 and 2004.

8)	Long-term Debt and Revolving Credit Line

Revolving credit line consists of the following:

	2006	2005
Fortress revolving credit loan	$-	$4,819,000

Long-term debt consists of the following:

	2006	2005
2005 Convertible Note	$-	$25,900,000
Fortress Term Loan	-	12,896,000
2006 Convertible Note due in 2009	1,466,000	-
Term Loan due in 2009	18,000,000	-

Long-term debt	19,466,000	38,796,000
Less: unamortized discount on Notes	(5,632,000)	(4,337,000)

Long-term debt, net	13,834,000	34,459,000
Less: current portion of Term Loan, net	(2,621,000)	(12,896,000)
Less: current portion of Convertible Note, net	(887,000)	(6,935,000)

Long-term debt	$10,326,000	$14,628,000

The aggregate maturities of principal on long-term debt for each of the five years subsequent to December 31, 2006 are as follows:

Year Ending December 31,	Debt
2007	$5,112,000
2008	4,500,000
2009	9,854,000
2010	-
2011	-
Thereafter	-

$19,466,000

Recent Financing Transactions

Bank of America Loan and Security Agreement

On March 31, 2006, we entered into a Loan and Security Agreement with Bank of America, N.A. (the “B of A Credit Facility”). The B of A Credit Facility was funded and closed on April 4, 2006.

In connection with the B of A Credit Facility, we terminated our credit facility with Fortress Credit Corp. We paid off all amounts borrowed and due under the Fortress credit facility, which aggregated approximately $19.4 million, including approximately $260,000 in accrued interest. There were no early termination penalties incurred by us in connection with the termination of the Fortress credit facility. Due to the replacement of the Fortress credit facility, approximately $2.1 million of unamortized debt issue costs were written off and charged to loss on extinguishment of debt.

The B of A Credit Facility provided for revolving credit loans of up to a maximum principal amount of $25.0 million (the “Revolver Loans”) and a letter of credit subline in the maximum amount of $12.0 million. The Revolver Loans bore interest per annum, payable monthly, at a variable rate equal to Bank of America’s announced prime rate, plus up to 0.75%. Under certain circumstances, we could elect a LIBOR rate plus 2.0% to 3.0%.

The principal amount of the Revolver Loans was due and payable in full on March 31, 2009. The Revolver Loans could be prepaid from time to time without penalty or premium, but if the B of A Credit Facility was terminated during the first two years, there was a termination fee equal to $0.5 million in the first year and $250,000 in the second year. The B of A Credit Facility was secured by substantially all of our assets.

The B of A Credit Facility was terminated in the last quarter of 2006 in connection with the issuance of the $18 million in convertible and term notes to Laurus Master Fund, Ltd described below. The amount paid upon termination of the B of A Credit Facility was approximately $1.8 million which included the $0.5 million early termination fee. The early termination fee of $0.5 million and the write off of $0.3 million of unamortized debt issue costs were charged to loss on extinguishment of debt.

Conversion and Repurchase Agreement

In the last quarter of 2006, Amphora Limited converted $7.8 million of the principal amount of the convertible note we issued to it in 2004, and amended and restated in 2005 (the “2005 Convertible Note”), into 1.0 million shares of our common stock and accepted from us $8.0 million as full repayment of the remaining $9.7 million outstanding principal balance of the 2005 Convertible Note. The shares issued upon conversion were recorded at the $7.82 per share conversion price of the notes. The loss on extinguishment of the 2005 Convertible Note of $0.7 million is calculated based on the $15.2 million discounted amount of the 2005 Convertible Note and includes the write-off of $0.9 million in debt issuance costs and the non-cash benefit of writing off the $0.8 million embedded derivative. The 2005 Convertible Note and its related pledge and security agreement were then terminated and we entered into a Registration Rights Agreement with Amphora Limited pursuant to which we agreed to register the 189,189 shares of our common stock issued to Amphora Limited in connection with a partial conversion of the 2005 Convertible Note that had occurred in the first half of 2006. The Registration Rights Agreement required us to file a registration statement covering the shares by January 19, 2007 which we did.

Securities Transaction

On October 31, 2006, we issued and sold to Laurus Master Fund, Ltd. (“Laurus”) a Secured Convertible Term Note in the original principal amount of $5.0 million, a Secured Term Note in the original principal amount of $13.0 million, a Common Stock Purchase Warrant exercisable for 1,540,697 shares of our common stock, at an average exercise price of $7.57 per share, and a second Common Stock Purchase Warrant exercisable for 581,395 shares of our common stock, at an average exercise price of $5.69 per share. The warrants are exercisable at any time up to October 31, 2013. The convertible note was convertible into shares of our common stock at the following conversion prices: $5.96 per share for the first $1,666,668 of principal, $6.23 per share for the next $1,666,666 of principal, and $7.69 per share for the remaining $1,666,666 of principal. Debt costs related to the October 31, 2006 Laurus financing were $1.4 million recorded as a non-current asset and amortized over 36 months. The value of the warrants issued to Laurus, using a Black-Scholes option pricing model, were recorded as a $5.7 million derivative liability in accordance with EITF 00-19 and as a debt discount. The Convertible Term Note was considered a conventional convertible debt instrument and was deemed to have a beneficial conversion feature valued at $0.6 million in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio,” EITF No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments” and APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and recorded as a debt discount and additional paid-in capital. Although the conversion prices per the agreement were higher than the trading price of our stock at the date of issuance, the effective conversion price of a portion of the convertible note, calculated on the discounted amount of the note (net of the warrant derivate liability), was lower than the trading price of our stock, resulting in a beneficial conversion feature. The debt discount related to the warrant derivative and the beneficial conversion feature is amortized over the term of the notes.

On December 28, 2006, we entered into an Amendment and Waiver letter agreement (the “Amendment”) with Laurus pursuant to which the conversion price of the convertible note was reduced to $3.57 per share. Concurrently with the execution of the Amendment, Laurus converted $3.5 million of the principal amount of the convertible note into 990,000 shares of common stock. Pursuant to the Amendment, the remaining principal balance of the convertible note was converted into shares on the 61st day following the date the Amendment was executed. The modification of the conversion price was considered an induced conversion and in accordance with SFAS 84 “Induced Conversions of Convertible Debt” the 636,663 incremental shares to be issued upon conversion resulting from the reduced conversion price were valued at $2.9 million based on the $4.48 per share trading price of our stock on the date of the Amendment and recorded as an expense to early debt conversion fee and as additional paid-in capital in the fourth quarter of 2006. Upon the conversion of 990,000 shares we accelerated the accretion of debt discount amortization of $1.4 million and amortization of debt costs of $0.2 million.

In connection with the Amendment, we entered into a Securities Purchase Agreement with Laurus on December 28, 2006 pursuant to which we issued and sold to Laurus a Secured Term Note in the original principal amount of $5 million and a Common Stock Purchase Warrant to purchase 192,029 shares at an exercise price of $5.06 per share, 192,029 shares at an exercise price of $5.29 per share, and 192,028 shares at an exercise price of $6.53 per share. The warrant is exercisable at any time up to December 28, 2013. Debt costs related to the December 28, 2006 Laurus financing were $0.2 million recorded as a non-current asset and amortized over 36 months. The value of the warrants issued to Laurus, using a Black-Scholes option pricing model, were recorded as a $1.3 million derivative liability in accordance with EITF 00-19 and as a debt discount. The debt discount is amortized over the life of the note.

The 2006 Notes

The $5 million term note issued December 28, 2006 and the $13 million term note issued October 31, 2006 (the “2006 Notes”) bear interest at an adjustable rate equal to the prime rate as published in the Wall Street Journal, plus 2.5% and 3.75%, respectively (the “Contract Rates”). The 2006 Notes’ interest rates will be adjusted with each adjustment in the prime rate. The $5 million convertible note issued October 31, 2006, which was fully converted in February 2007 and is no longer outstanding, had the same interest rate terms as the $5 million term note issued December 28, 2006.

We deposited $2.0 million in a restricted account with North Fork Bank in connection with the issuance of the $5 million convertible note and the $13 million term note from which to pay the first year’s interest on the notes. The deposit was equivalent to one year’s interest on both notes at the Contract Rates when the notes were first issued. Interest on the notes is payable monthly. The balance of the restricted account will be used to pay monthly interest on the 2006 Notes.

Principal payments of $271,000 commenced under the $13 million term note on February 28, 2007 and will continue on the same day of each month thereafter. Principal payments of $104,000 will commence under the $5 million term note on April 1, 2007 and continue on the same day of each month thereafter. The maturity dates of the $13 million term note and the $5 million term note are October 31, 2009 and December 28, 2009, respectively. The 2006 Notes may be prepaid in whole, but not in part or separately, at any time by paying Laurus 124% of the then aggregate outstanding principal balance and accrued interest. The 2006 Notes are secured by substantially all of our assets.

Amounts owed under the 2006 Notes may be accelerated and are subject to default rate interest charges under various circumstances, including, but not limited to, the failure to make principal or interest payments when due under the 2006 Notes, breaches of certain covenants, representations, conditions and warranties set forth in the 2006 Notes and the purchase agreement pursuant to which they were issued, including, without limitation, the failure to maintain on a monthly basis at least $9 million in cash and eligible accounts receivable, the occurrence of certain insolvency or bankruptcy events affecting us, a change of control in the company, and certain judgments, liens and attachments in excess of permitted amounts.

The purchase agreement pursuant to which the 2006 Notes were issued contains certain negative covenants, including, without limitation, restrictions on our ability to, among other things, pay dividends, incur debt, or change our business.

Warrant Derivative and Beneficial Conversion Feature related to 2006 Notes

The fair value of the warrants of $5.4 million and the beneficial conversion feature of $0.6 million were recorded as a discount to the carrying amount of the 2006 Notes and will be amortized over the life of the debt using the interest method. Upon conversion of the 2006 Convertible Note, unamortized debt issue costs are charged to expense. The fair value of the warrants is classified as a warrant derivative liability.

Registration Rights Agreement

In connection with the sale and issuance of the $5 million convertible note and warrants to Laurus, we agreed pursuant to a Registration Rights Agreement to prepare and file, within 90 days following the issuance of the note and warrants, a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the note and exercise of the warrants. The Registration Rights Agreement was subsequently amended and restated to include the additional shares resulting from the reduction of the conversion price of the convertible note on December 28, 2006 and the issuance of the additional warrant in connection with such reduction. The registration statement was filed within the 90 day time period. If it is not declared effective by the Securities and Exchange Commission within 180 days after October 31, 2006, we must pay the holder of the 2006 Notes a penalty of 1.0% of the principal amount of the notes for each 30 day period that the effectiveness of the registration is delayed up to a maximum penalty of 10%. We can elect to pay up to 50% of the penalty in shares of our common stock.

2005 Debt

2005 Credit Facility

In 2005, we entered into a credit facility with Fortress Credit Corp.(the “2005 Credit Facility”) which provided for revolving credit loans in an aggregate principal amount not to exceed $17.0 million (the “Revolving Credit Loan”) and a term loan in the aggregate principal amount of $21.0 million (the “Term Loan”). The Revolving Credit Loan also provided for a letter of credit subfacility in the maximum amount of $10.0 million. This letter of credit subfacility was secured by cash collateral of $6.5 million, which was recorded as restricted cash on our consolidated balance sheet as of December 31, 2005. The 2005 Credit Facility was secured by substantially all of our assets.

On August 5, 2005, in connection with the closing of the Equity Issuance (See Note 16), we entered into a first amendment to the 2005 Credit Facility which amended certain financial covenants and waived any prior non-compliance with such covenants. On September 19, 2005, we entered into a second amendment to the 2005 Credit Facility which increased the rate at which we can borrow funds from once to twice within any period of five consecutive business days and revised the definition of the borrowing base to include all cash and cash equivalents up to a maximum of $5.0 million. Previously, the 2005 Credit Facility excluded the first $5.0 million of cash and cash equivalents from the borrowing base. Pursuant to this second amendment, we were required to pay down our Revolving Credit Loan whenever our cash and cash equivalents exceeded $5.0 million and we were prohibited from accumulating cash and cash equivalents in excess of $5.0 million until the Revolving Credit Loan had been paid off in full.

During 2005, we made principal payments on our Term Loan totaling $8.1 million. These principal payments reduced the long-term portion of the Term Loan and correspondingly reduced our overall maximum credit under this facility from $38.0 million to $29.9 million.

When outstanding, the Revolving Credit Loan bore interest per annum, payable monthly, at a variable rate of 3.75% to 4.75% plus the greater of 5% or JPMorgan Chase Bank’s prime rate. The Term Loan bore interest per annum, payable monthly, at the 30-day LIBOR rate plus a variable rate of 7.5% to 8.5%. The variable rates depended on our senior secured leverage ratio. Principal payments in the amount of $1 million were due quarterly, with the first payment made on July 1, 2005. Both loans matured and became due and payable on February 25, 2008. As of December 31, 2005 the applicable annual interest rates for the Revolving Credit Loan, Term Loan and letter of credit subfacility were 12.0%, 12.8%, 5.5%, respectively.

As of December 31, 2005, the Term Loan balance totaled $12.9 million, the Revolving Credit Loan balance totaled $4.8 million and the entire balance of both instruments had been classified as current as we were in default of certain financial covenants. We did not seek waivers for this default due to the replacement of the 2005 Credit Facility with the B of A Credit Facility on April 4, 2006.

2005 Convertible Note

On August 5, 2005, in connection with the 2005 Equity Issuance (See Note 16), we also amended and restated our $25.0 million convertible note to increase the principal amount to $25.9 million (the “2005 Convertible Note”) to cover amounts owed under an existing Registration Rights Agreement for failure to timely file a registration statement covering the shares issuable upon conversion of the 2005 Convertible Note and exercise of a warrant held by the note holder. In connection with the amendment and restatement, we also issued a new warrant to the note holder exercisable for 8,276 shares of common stock (“New Warrant”). This New Warrant was in addition to the 229,886 shares issuable upon exercise of the existing warrant.

The $0.9 million increase in the original $25 million convertible note was recorded net of a discount, including $16,000 representing the estimated fair value of the New Warrant issued and $140,000 for the value of the underlying embedded derivatives (as further described below). The New Warrant may be exercised at any time after issuance and will expire on December 31, 2009. The valuation of the New Warrant issued was determined using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 45.0%, risk free interest rate of 3.79% and a remaining contractual life of 4.4 years. The valuation of the embedded derivatives were derived by using various other valuation methods, which included Black-Scholes option pricing models. The total value of $156,000 including the embedded derivatives and the New Warrant was deducted as an additional discount to the face value of the 2005 Convertible Note and recorded as a component of accrued liabilities as of December 31, 2005. This discount was accreted to interest expense over the remaining term of the 2005 Convertible Note.

The conversion price of the 2005 Convertible Note and the exercise price of both the warrants was reduced from $8.70 per share to $8.57 and $8.56 per share, respectively, due to an adjustment pursuant to customary anti-dilution provisions resulting from the 2005 Equity Issuance (See Note 16). This adjustment in the exercise price correspondingly increased the number of shares issuable upon conversion of the 2005 Convertible Note to 3,022,171 shares of common stock and the total number of shares for which both warrants could be exercised to 242,057 shares of common stock. The conversion price of the 2005 Convertible Note and the exercise price of either warrant could not be reduced below $8.57 and $8.56 per share, respectively, without stockholder approval. We obtained stockholder approval of the 2005 Equity Issuance on January 3, 2006 which reduced the conversion price of the 2005 Convertible Note and the exercise price of both warrants to $7.82 per share. The note holder could convert the 2005 Convertible Note or exercise either warrant at any time or from time-to-time. As described above, the 2005 Convertible Note was partially converted and then paid off at a discount and is no longer outstanding. The warrants remain outstanding.

While outstanding the 2005 Convertible Note bore interest at 7% per annum. Interest was payable quarterly in cash. The principal amount of the 2005 Convertible Note was due on December 31, 2009. The 2005 Convertible Note holder had the option to cause us to redeem up to $8.33 million of the face amount of the 2005 Convertible Note on June 30, 2006, $9.23 million on June 30, 2007, and $8.33 million on June 30, 2008. The face amount of $8.33 million, or $6.9 million net discounted value, was therefore classified as current as of December 31, 2005, as this portion could become due and payable within one year at the option of the 2005 Convertible Note holder.

The 2005 Convertible Note was secured by a first priority, perfected security interest in certain cash collateral placed in a restricted, segregated collateral account. The amount of cash collateral required to be maintained in this account was $10.0 million and was recorded as restricted cash on our consolidated balance sheet as of December 31, 2005. The cash collateral was not accessible for use by us until such time as it was released. The cash held in the cash collateral account was to be reduced as certain financial milestones were met and could be used, in part, to fund optional redemptions that may be exercised by the 2005 Convertible Note holder on June 30 of 2006, 2007 and 2008, or upon an “event of default” as defined under the 2005 Convertible Note. The 2005 Convertible Note was also secured by a second priority security interest in our assets, subordinated only to certain of our senior indebtedness, including our 2005 Credit Facility.

During the twelve months ended December 31, 2005, $1.7 million in additional interest expense was recorded due to delayed registration of the common shares that are issuable upon conversion of the 2005 Convertible Note its holder. Also included in interest expense for the year ended December 31, 2005 is $1,064,000 due to non-cash accretion of the discount on the 2005 Convertible Note.

The discounted balance on the 2005 Convertible Note totaled $21.5 million as of December 31, 2005, with $6.9 million classified as current (as described above) and the remaining $14.6 million classified as long-term.

As described above under "Conversion and Repurchase Agreement", the 2005 Convertible Note was converted and fully repaid in the last quarter of 2006. $7.8 million of the principal amount on the convertible note was converted into 1.0 million shares of our common stock and $8.0 million was accepted as full repayment of the remaining $9.7 million outstanding principal balance. The 2005 Convertible Note and its related pledge and security agreement were then terminated.

9)	Embedded Derivatives

As of December 31, 2005, there are certain embedded derivatives associated with the 2005 Convertible Note. An embedded derivative is a derivative instrument that is embedded within another contract, which under the 2005 Convertible Note (the host contract) includes the right to convert the 2005 Convertible Note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with FASB Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. We conducted a valuation of these embedded derivatives as of December 31, 2005 using various valuation methods, which included Black-Scholes option pricing models. Primarily due to the increase in our stock price from December 31, 2004 to December 31, 2005, the valuation conducted as of December 31, 2005 resulted in a 2005 non-cash loss of $5,804,000, with a corresponding increase in the embedded derivative liability, which is included as a component of accrued liabilities at December 31, 2005. As of December 31, 2005, the fair value of the embedded derivative liability was $7,849,000. During 2006, due to the conversion and payoff of the underlying 2005 Convertible Note, the balance of the fair value of the embedded derivative liability, $3.4 million, was reclassified to additional paid-in capital.

10)	Income Taxes

The components of the 2006, 2005 and 2004 provision for Federal and state income tax benefit (expense) computed in accordance with Statement No. 109 are summarized below:

	2006	2005	2004
Current:
Federal	$-	$-	$3,246,000
State	-	-	6,000
Deferred:
Federal	-	-	(2,463,000)
State	-	-	(681,000)

	$-	$-	$108,000

Income tax benefit (expense) attributable to (loss) income from operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax (loss) income from operations as a result of the following:

	2006	2005	2004
Taxes, U.S. statutory rates	34.0%	34.0%	34.0%
State taxes, less Federal benefit	4.9	3.6	4.7
Effect on non-deductible expense - derivatives	2.6	(9.4)	0.0
Effect of non-deductible expenses - convertible Note interest	0.0	(4.6)	(0.8)
Effect of non-deductible expenses - amortization of debt discount	(3.4)	0.0	0.0
Effect on non-deductible expense - goodwill impairment	(23.9)	0.0	0.0
Effect of debt extinguishment	(1.1)	0.0	0.0
Other	(0.1)	0.1	1.7
Change in valuation allowance	(13.0)	(23.7)	(39.0)

Total taxes on loss (income)	0.0%	0.0%	0.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Allowances and accruals not recognized for income tax purposes	$2,692,000	$4,023,000
Federal net operating loss carryforward	12,673,000	6,461,000
State net operating loss carryforward	2,474,000	2,303,000
Federal AMT credit carryforward	249,000	243,000
Covenants not to compete	586,000	739,000
Stock compensation	374,000	-
Deferred gain	622,000	-
Other	230,000	288,000

Total gross deferred tax assets	19,900,000	14,057,000
Less valuation allowance	(19,167,000)	(12,288,000)

Net deferred tax assets	733,000	1,769,000

Deferred tax liabilities:
Billings in excess of costs and estimated earnings on contracts	(61,000)	-
Prepaid expenses	(138,000)	(166,000)
Property and equipment	(472,000)	(541,000)
State taxes	-	(1,059,000)
Beneficial conversion feature	(62,000)	-
Other	-	(3,000)

Total gross deferred tax liabilities	(733,000)	(1,769,000)

Total net deferred tax assets	$-	$-

The tax benefit associated with the exercise of employee stock options of $290,000 and $873,000 in 2005 and 2004, respectively, were recorded directly to additional paid in capital.

As a result of the adoption of SFAS No. 123R, the Company recognizes windfall tax benefits associated with exercises of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2006 deferred tax assets do not include excess tax benefits of approximately $155,000 resulting from stock-based compensation.

The change in the valuation allowance was $6,879,000 and $5,009,000 for the years ended December 31, 2006 and 2005, respectively.  In September 2005, the FASB approved EITF Issue 05-8. “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (EITF No. 05-8).  EITF No.05-8 provides (i) that the recognition of a beneficial conversion feature creates a difference between book basis and tax basis of a convertible debt instrument (ii) that basis difference is a temporary difference for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109.  EITF No.05-8 was effective for financial statements for periods beginning after December 15, 2005.  The Company applied EITF 05-8 to the 2006 issuance of convertible debt and the remaining deferred tax liability at December 31, 2006 was approximately $62,000.  Pursuant to EITF No. 05-8 Issue Summary No. 1 dated August 29, 2005 paragraph 15, the Company offset the deferred tax liability against the deferred tax valuation allowance at December 31, 2006.

Due to the Company being in a net operating loss position, the adoption of EITF 05-8, in 2006 resulted in a negative percentage difference of approximately (0.4%) between the expected income tax at statutory rates and the percentage presented herein related to the change in the valuation allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets is a State net operating loss carryforwards of approximately $50 million, which will begin expiring in 2014, and a Federal net operating loss carryforwards of approximately $37 million, of which $2.5 million will expire in 2024 and $16 million will expire in 2025. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses for the three years ended December 31, 2006 we have provided a valuation allowance in the amount of $19.2 million reducing the net realizable benefits of these deductible differences to zero at December 31, 2006. The net change in the valuation allowance for 2006 was $6.9 million and for 2005 was $5.0 million.

11)	Transactions with Related Parties

Sales

One of the companies to which we sold modular classrooms was affiliated with the Company through ownership by one of our former officers. This officer discontinued employment with us effective August 7, 2004. Therefore, the 2004 related party sales as shown below is for the 7-month period ended July 31, 2004.

The table below summarizes the related party classroom sales:

	2006	2005	2004
Sales	$-	$-	$1,567,000
Cost of goods sold	$-	$-	$1,408,000
Gross profit percentage	-	-	10.15%

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

Future minimum lease payments under these leases are discussed in Note 18. Payments to a related party included in cost of goods sold is rent expense of $0, $0 and $280,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

12)	401(k) Plans

We have tax deferred savings plans under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 12% of gross annual earnings. Our contributions are made on a 50% matching basis of eligible contributions. Our contributions were approximately $194,000, $360,000 and $273,000 in 2006, 2005, and 2004, respectively.

13)	Series A Preferred Stock

In conjunction with a prior merger, 138,924 shares of Series A Preferred Stock were issued in February 1999. The Series A Preferred Stock had no voting rights, including, without limitation, the right to vote on the election of directors, mergers, reorganization or a sale of all or substantially all of our assets. Dividends accrued on each share of Series A Preferred Stock at the rate of $0.40 per annum as declared. Dividends could not be paid on our common stock until all accrued dividends on the Series A Preferred Stock were paid or declared and set aside for payment.

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

The Board approved a special dividend related to the Series A Preferred Stock totaling $221,000, which was paid in 2004.

14)	Stock-Based Plans

Stock Plans

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

In 1999, our shareholders approved a stock option plan (the 1999 Plan). The 1999 Plan provides for the grant of non-statutory options to purchase up to 1,450,000 shares of our common stock. The non-statutory options may be granted to employees, officers, directors, consultants, independent contractors and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of our common stock). In 2002, 185,038 shares were granted, and no shares were granted under this plan in 2003, 2004 or 2005. As of December 31, 2006, 46,146 shares are available for future grants.

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

In 2005, our shareholders approved an amendment to the 2002 Plan increasing the number of shares issuable from 1 million to 2 million. Grants of 989,778, 121,000 and 486,561 shares were made during the years ended December 31, 2006, 2005 and 2004, respectively. Shares available for future stock plan grants were 973,781 at December 31, 2006.

Valuation Assumptions

We use the BSM valuation model to estimate the fair value of stock-based awards, with the following weighted-average assumptions for the indicated periods:

	2006	2005	2004
Expected dividend yield	0%	0%	0%
Average risk-free interest rate	4.4%	4.0%	3.0%
Expected volatility	48.61%	41.17%	49.28%
Expected life of options (in years)	5.8 years	4 years	4 years

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

Stock Option Activity

The following table represents stock option activity for the year ended December 31, 2006:

			Weighted-Average
			Remaining
			Contractual Life	Aggregate
	Number of	Weighted-Average	(in years)	Intrinsic Value

Outstanding at December 31, 2005	1,373,300	9.79
Granted	525,000	4.68
Exercised	(376,804)	8.95
Forfeited	(310,971)	12.92

Outstanding at December 31, 2006	1,210,525	$7.04	7.56	$304,000

Vested and exercisable at December 31, 2006	496,359	$9.03	5.20	$-

Vested and expected to vest at December 31, 2006(1)	960,567	$7.40	7.14	$198,000

 (1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The per share weighted-average fair value of stock options granted during 2006, 2005 and 2004 was $2.43, $3.11, and $3.20, respectively. During the years 2006, 2005 and 2004, the aggregate intrinsic value of options exercised under our stock plans was $0.4 million, $0.7 million and $2.2 million, respectively, determined as of the date of option exercise. At December 31, 2006, there was $4.5 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.31 - $7.00	555,000	8.98	$4.56	80,000	$6.05
$7.25 - $10.00	621,837	6.65	8.73	382,671	8.97
$12.62 - $19.88	33,688	1.02	16.75	33,688	16.75

	1,210,525	7.56	$7.04	496,359	$9.03

Between April 17, 2006 and July 11, 2006, outstanding options were exercised for a total of 376,804 shares at an aggregate exercise price of $3.4 million.

The following table summarizes our nonvested stock option activity for the year ended December 31, 2006:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested stock options at beginning of period	443,107	$3.61
Granted	525,000	2.43
Vested	(136,565)	4.01
Forfeited	(117,376)	3.20

Nonvested stock options at end of period	714,166	$2.73

Restricted Stock

On June 13, 2006 the stockholders approved an amendment to the 2002 Stock Option Plan to provide for the granting of (i) restricted stock and/or restricted stock units, (ii) stock appreciation rights, and (iii) stock bonuses (the “Amended Plan”). The Amended Plan also sets for the business criteria for “performance-based compensation” that is subject to Section 162(m) of the Internal Revenue Code of 1986, as amended, restricts the number of shares that may be granted to any one recipient in any one fiscal year to 100,000, and defines termination for cause (which was previously subject to definition in each stock option grant). On June 13, 2006, 464,778 shares of restricted stock were granted to certain officers and members of the management team. All restricted stock granted to employees under the 2002 Stock Option Plan vests over a five year period with one-third vesting at the end of three, four and five years, respectively. As a result of this transaction, the $3.5 million fair value of the restricted stock is required to be recognized as compensation expense ratably over the four year vesting period and therefore a charge of approximately $477,000 was recorded in the year ended December 31, 2006.

The restricted stock activity for the year ended December 31, 2006, is summarized below:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding restricted stock at beginning of period	-	$-
Granted	464,778	7.56
Vested	-	-
Canceled	(42,311)	7.56

Outstanding restricted stock at end of period	422,467	$7.56

15)	Warrants

The warrant activity for the year ended December 31, 2006, is summarized below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding warrants at beginning of period	1,460,268	$8.21
Granted	2,698,178	6.75
Antidilution adjustment	110,258	-
Exercised	(325,000)	8.00
Forfeited	-	-

Outstanding warrants at end of period	3,943,704	$7.00

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2006:

	Warrants Outstanding			Warrants Exercisable

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$5.00 - $7.00	1,157,481	6.92	$5.66	1,157,481	$5.66
$7.00 - $8.00	2,786,223	5.24	7.55	2,786,223	7.55

	3,943,704	5.73	$7.00	3,943,704	$7.00

16)	Private Placement Issuance of Common Stock and Warrant Derivatives

On August 5, 2005, we completed a private placement of equity securities (“2005 Equity Issuance”) pursuant to which we raised $11.6 million through the sale of 2,046,000 shares of our common stock and five-year warrants to purchase an additional 1,033,800 shares of common stock (“2005 Equity Warrants”).

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

Approximately $1.1 million and $7.4 million of the proceeds from the 2005 Equity Issuance were used to pay down the Term Loan and the Revolving Credit Loan under our 2005 Credit Facility, respectively. Additional paid-in capital was reduced by $578,000 for direct equity issuance costs. The balance was used for working capital.

Concurrently with the closing of the 2005 Equity Issuance, our senior lender amended certain financial covenants in the our 2005 Credit Facility, we received waivers of any prior non-compliance with such covenants and our $25.0 million convertible note was amended and restated to increase the principal amount to $25.9 million (See Note 8).

In connection with the 2005 Equity Issuance, we agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased, shares issuable upon conversion of the $25.9 million convertible note, and shares issuable upon exercise of all warrants. We further agreed to make the registration statement effective within ninety days of the transaction closing date to avoid additional penalties as described above in Note 8 - 2005 Convertible Note. The registration statement was declared effective November 22, 2005.

17)	(Loss) Earnings per Share

The following table represents the calculation of basic and diluted (loss) earnings per common share:

	2006	2005	2004
Basic net loss per share:
Numerator:
Net loss	$(54,691,000)	$(21,104,000)	$(18,546,000)
Dividends on preferred stock (See Note 12)	-	-	221,000

Net loss available to common stockholders	$(54,691,000)	$(21,104,000)	$(18,767,000)

Denominator:
Weighted average common shares outstanding (denominator for
basic calculation)	18,464,607	15,682,357	13,949,372

Basic net loss per share	$(2.96)	$(1.35)	$(1.35)

Diluted net loss per share:
Numerator:
Net loss	$(54,691,000)	$(21,104,000)	$(18,546,000)

Denominator:
Weighted average common shares outstanding (denominator for diluted calculation)	18,464,607	15,682,357	13,949,372

Diluted net loss per share	$(2.96)	$(1.35)	$(1.35)

Excluded from diluted earnings per common share as of December 31, 2006, 2005 and 2004 were 410,560, 3,022,170 and 2,873,564 shares, respectively, issuable upon conversion of the convertible notes (See Note 8). Restricted stock, options and warrants to purchase 5,576,696, 2,833,102 and 2,360,628 shares of common stock were outstanding during 2006, 2005 and 2004, respectively, but were not included in the computation of diluted loss per common share because the effect would be anti-dilutive.

18)	Major Customers

Sales to three major customers represented the following percentage of net sales:

	2006	2005	2004
Customer A	1.5%	9.9%	6.0%

Customer B	1.7%	5.5%	5.0%

St. Lucie County	12.5%	1.9%	0.0%

19)	Commitments and Contingencies

Pending Claims and Litigation

On February 23, 2006, we filed a lawsuit against the Liberty Union High School District in the California Superior Court for Contra Costa County seeking damages for breach of contract of at least $5 million. We assert that the District entered into a contract with us to manufacture off site our standard two-story modular buildings with limited specific modifications for a new high school and then breached that contract in numerous ways, including requiring us to construct the buildings partially off site and partially on site, refusing to accept our shop drawings as submitted when they complied with all applicable contract requirements, providing us with defective contract plans, specifications and designs, including electrical and plumbing that required repeated changes to shop plans and then either refusing to pay for the necessary change orders or refusing to issue them, refusing to allow us to perform our work in the order intended and allowed by the contract, failing to manage the California state mandated inspection program resulting in stand-by cost delays, and refusing to allow us to erect our modular buildings as delivered without first performing extensive and unnecessary testing that required us to repair and partially rebuild the buildings in the field. In March 2007 we settled this action and Liberty Union High School District agreed to pay $3.5 million and as of December 31, 2006 we increased our allowance for contract adjustments by $1.1 million for the difference between contracts receivable and costs and estimated earnings in excess of billings on contracts related to Liberty Union High School District and the settlement amount (see Note 23 - Subsequent Events).

On September 26, 2005, we filed lawsuit against the Campbell Union Elementary School District in the California Superior Court for Santa Clara County. In an amended pleading, we have asserted that the District improperly terminated our contract and that we are entitled to damages for the breach of contract. Pursuant to our contract with the District entered into in October 2003, we submitted our plans for a two-story building with a design methodology that was pre-approved by the Department of State Architect (“DSA”) and in accordance with the contract documents. The District submitted the plans to the DSA’s Oakland regional office which unexpectedly refused to approve the plans. The District refused to grant us an extension of time to resolve this issue with the DSA Oakland regional office even though our contract provided for such an extension for District caused delays and for unforeseen events. The District declared us in default in December 2004, and on May 3, 2005, the District made a demand on our bonding company, Liberty Mutual (“Liberty”), to complete the contract. On May 16, 2005 DSA directed its Oakland office to accept our design methodology as originally submitted. Liberty took over the project in June 2005 and we entered into an agreement with Liberty to complete the work on the project at the original contract price, reserving our rights and claims against the District. The project has now been completed.

On January 25, 2006, a claimed class action lawsuit was filed against us and Bayside Solutions, Inc by TRICO Pipes, Aram Hodess, Micah Long and the Plumbers and Steamfitters Local Union No. 159 in the California Superior Court for Alameda County on behalf of those persons we employed on California public work projects from January 25, 2002 to the filing of the complaint. The complaint alleges that we failed to pay these individuals general prevailing wage rates, overtime rates, and required rates for holiday work. It also alleges that we failed to employ registered apprentices, thereby denying such apprentices the opportunity to earn wages. Bayside Solutions, Inc. is a temporary labor service used by us and TRICO Pipes is a joint labor management committee in the plumbing and pipe fitting industry in Contra Costa County. The court has not yet certified the class.

The complaint seeks restitution for all underpayments of wages, attorney’s fees and costs. We reassert our denial of the liability, but cannot predict with any certainty the outcome of the proceeding. This is especially true since until any class is defined, it is impossible to define what the class or claims are going to be. We are unable to ascertain at this time either the probability of an adverse decision or the potential monetary liability or financial impact to us should there be an unfavorable settlement or adverse decision, and accordingly, no loss provision has been accrued in connection with this matter.

Except for the three proceedings described above, we are not involved in any legal proceedings other than ordinary routine litigation incidental to our business, including product liability, employment disputes, administrative proceedings and commercial litigation. Such proceedings often do not specify the amount of damages sought, and their outcomes are not predictable. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these routine pending proceedings. While they could affect operating results of any one quarter when resolved in future periods, it is management’s opinion that, after final disposition, any monetary liability or financial impact to us from these routine proceedings would not be material to our financial position or results of operations.

Land Leases

We have entered into various non-cancelable agreements to lease land at our manufacturing facilities through 2026. Minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year Ending December 31,
2007	$1,620,000
2008	1,333,000
2009	1,318,000
2010	1,321,000
2011	1,331,000
Thereafter	14,271,000

$21,194,000

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $1,305,000, $1,834,000 and $1,618,000 respectively. Rental income from a sublease entered into during 2005 was $378,000 for the year ended December 31, 2006 and $95,000 the year ended December 31, 2005. The monthly rental income for this sublease is $31,500 through August 2007, and increases to $34,500 per month through August 2009, $36,200 per month through August 2011, $38,000 per month through August 2013, and $40,000 per month through August 2015.

20)	Sale Leaseback Transaction

On November 1, 2006, we sold our manufacturing plant in Florida to NL Ventures V, L.P. for $4.4 million. Concurrently with the sale of the property, we entered into a Lease Agreement with the purchaser’s assignee, NL Ventures V Plant City, L.P., pursuant to which we leased back the property for an initial term of 20 years. We have the option to extend the lease term for two additional terms of five years each. The annual rent is $491,160 for the first year of the lease and increases at the rate of 3% per annum thereafter. We have posted a security deposit of $0.5 million in connection with the lease. The $1.6 million gain on the sale of the Florida manufacturing plant is deferred and amortized as an offset to rent expense over the 20 year term of the related lease. The $1.5 million long-term portion of the deferred gain is included in other long-term liabilities as of December 31, 2006.

21)	Warranty

The standard contractual warranty for our modular buildings is one year, although it may vary by contract specifications. Purchased equipment installed by us, such as air conditioning units, carries the manufacturers’ standard warranty. To date, warranty costs incurred have been immaterial.

22)	Selected Quarterly Financial Information (Unaudited)

2006:	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$ 29,239,000	$ 45,583,000	$ 44,307,000	$ 36,904,000
Gross (loss) profit	(3,692,000)	2,915,000	2,868,000	2,287,000
Net (loss) income	(50,996,000)	503,000	(297,000)	(3,901,000)
(Loss) earnings per common share:
Basic	$ (2.59)	$ 0.03	$ (0.02)	$ (0.23)
Diluted	(2.59)	0.03	(0.02)	(0.23)

2005:	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$ 55,914,000	$ 65,576,000	$ 58,297,000	$ 50,538,000
Gross (loss) profit	(4,226,000)	4,771,000	6,081,000	2,322,000
Net (loss) income	(8,971,000)	(10,656,000)	2,656,000	(4,132,000)
(Loss) earnings per common share:
Basic	$ (0.53)	$ (0.66)	$ 0.18	$ 0.28
Diluted	(0.53)	(0.66)	0.18	0.28

23)	Subsequent Events

On February 26, 2007, Laurus Master Fund, Ltd. (“Laurus”) converted the remaining $1,465,700 principal balance of the convertible note issued to Laurus by us into 410,560 shares of the common stock at a conversion price of $3.57 per share. The convertible note was issued by us to Laurus on October 31, 2006 in the original principal amount of $5 million. We did not receive any proceeds from the issuance of the 410,560 shares and the convertible note is no longer outstanding.

The issuance of the 410,560 shares was made in reliance upon the exemption from registration set forth in Section 4(2) and Regulation D of the Securities Act of 1933. The offer and sale of the securities was conducted without general solicitation or advertising and made only to a single “accredited investor” under Rule 501 of Regulation D. The 410,560 shares issued will be registered for resale under the Securities Act of 1933 pursuant to the Amended and Restated Registration Rights Agreement between us and Laurus entered into on December 28, 2006.

In March 2007 we settled our litigation with Liberty Union High School District. The District agreed to pay $3.5 million as the settlement amount. As of December 31, 2006 we increased our allowance for contract adjustments by $1.1 million for the difference between contracts receivable and costs and estimated earnings in excess of billings on contracts related to Liberty Union High School District and the settlement amount

Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005, and 2004

Description	Balance at Beginning of Year	Amounts Charged to Expense	Deductions	Balance at End of Year
Allowance for contract adjustments:

Year ended December 31, 2006	$616,000	$3,222,000	$(1,480,000)	$2,358,000

Year ended December 31, 2005	$1,526,000	$731,000	$(1,641,000)	$616,000

Year ended December 31, 2004	$1,062,000	$500,000	$(36,000)	$1,526,000