Form 10-Q
period 2007-03-31
MODTECH HOLDINGS INC
filed 2007-05-15
CIK 1075066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

As of May 8, 2007 there were 21,419,415 Shares of the Registrant’s Common Stock outstanding.

Modtech Holdings, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION		Page #

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets
	As of March 31, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Operations
	For the Three Months Ended March 31, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows
	For the Three Months Ended March 31, 2007 and 2006	6

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24-27

Signatures		28

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (“Modtech”, “we”, “our”, or the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, we believe that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$4,015,000	$6,292,000
Restricted cash	5,371,000	9,139,000
Contracts receivable, less allowance for contract adjustments of $2,280,000 and
$2,358,000 in 2007 and 2006, respectively	23,037,000	27,910,000
Costs and estimated earnings in excess of billings on contracts	15,047,000	16,144,000
Inventories	5,840,000	6,282,000
Prepaid assets	1,197,000	1,032,000
Insurance receivable	3,535,000	3,535,000
Other current assets	104,000	112,000

Total current assets	58,146,000	70,446,000

Property and equipment, net	11,011,000	11,118,000
Goodwill	38,303,000	38,303,000
Debt issuance costs, net	1,105,000	1,369,000
Other assets	2,027,000	1,574,000

Total assets	$110,592,000	$122,810,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,156,000	$22,419,000
Accrued liabilities	10,395,000	16,190,000
Billings in excess of costs and estimated earnings on contracts	1,167,000	2,009,000
Current maturities of long-term debt, net	3,328,000	3,508,000

Total current liabilities	30,046,000	44,126,000

Long-term debt, net, excluding current portion	9,787,000	10,326,000
Other long-term liabilities	1,497,000	1,517,000

Total liabilities	41,330,000	55,969,000
Shareholders’ equity:
Series A preferred stock, $0.01 par value. Authorized 5,000,000 shares;
no shares issued and outstanding in 2007 and 2006	-	-
Common stock, $0.01 par value. Authorized 55,000,000 shares; issued and
outstanding 21,419,415 and 21,008,855 in 2007 and 2006, respectively	214,000	210,000
Additional paid-in capital	135,460,000	133,571,000
Accumulated deficit	(66,412,000)	(66,940,000)

Total shareholders’ equity	69,262,000	66,841,000

Total liabilities and shareholders’ equity	$110,592,000	$122,810,000

See notes to unaudited condensed consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net sales	$27,500,000	$36,904,000
Cost of goods sold	26,411,000	34,617,000

Gross profit	1,089,000	2,287,000

Selling, general and administrative expenses	3,645,000	3,298,000

Loss from operations	(2,556,000)	(1,011,000)

Other income (expense):
Interest expense	(561,000)	(1,128,000)
Interest income	77,000	107,000
Loss on extinguishment of debt	-	(2,058,000)
Gain on warrant and embedded derivatives	4,838,000	737,000
Amortization of debt issuance costs	(264,000)	(311,000)
Accretion of debt discount	(1,018,000)	(271,000)
Other income, net	12,000	34,000

	3,084,000	(2,890,000)

Income (loss) before income taxes	528,000	(3,901,000)
Income tax expense (benefit)	-	-

Net income (loss)	$528,000	$(3,901,000)

Basic earnings (loss) per common share	$0.02	$(0.23)

Basic weighted-average common shares outstanding	21,159,394	17,062,219

Diluted earnings (loss) per common share	$0.02	$(0.23)

Diluted weighted-average common shares outstanding	21,581,861	17,062,219

See notes to unaudited condensed consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$528,000	$(3,901,000)
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation and amortization	664,000	755,000
Loss on extinguishment of debt	-	2,058,000
Gain on sale of equipment	(12,000)	-
Stock compensation expense	428,000	163,000
Gain on derivative liability	(4,838,000)	(737,000)
Accretion on debt discount	1,018,000	271,000
Decrease (increase) in assets:
Restricted cash	527,000	-
Contracts receivable	4,873,000	9,692,000
Costs and estimated earnings in excess of billings	1,097,000	4,390,000
Inventories	442,000	3,162,000
Other current and non-current assets	(610,000)	(702,000)
(Decrease) increase in liabilities:
Accounts payable	(7,263,000)	(11,118,000)
Accrued liabilities	(957,000)	(3,913,000)
Billings in excess of costs and estimated earnings	(842,000)	391,000

Net cash (used in) provided by operating activities	(4,945,000)	511,000
Cash flows from investing activities:
Purchase of property and equipment	(322,000)	(577,000)
Proceeds from sale of equipment	20,000	-

Net cash used in investing activities	(302,000)	(577,000)

Cash flows from financing activities:
Net principal payments under revolving credit line	-	3,000,000
Principal payments on long-term debt	(271,000)	(1,667,000)
Decrease in restricted cash	3,241,000	-

Net cash provided by financing activities	2,970,000	1,333,000

Net (decrease) increase in cash and cash equivalents	(2,277,000)	1,267,000
Cash and cash equivalents at beginning of period	6,292,000	3,263,000

Cash and cash equivalents at end of period	$4,015,000	$4,530,000

Non-cash financing activity:
Conversion of convertible debt to common stock	$1,466,000	$-

See notes to unaudited condensed consolidated financial statements

MODTECH HOLDINGS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
March 31, 2007

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of March 31, 2007 we had cash and cash equivalents of $4.0 million and positive working capital of $28.1 million. For the three months ended March 31, 2007, we had net income of $0.5 million and negative cash flow from operating activities of $4.9 million, and as of March 31, 2007 had an accumulated deficit of $66.4 million. For the year ended December 31, 2006 we had a net loss of $54.7 million (including an impairment loss on goodwill of $33.6 million) and negative cash flow from operating activities of $7.5 million.

Management has taken the following actions, among others, to address liquidity issues, minimize prior period losses and achieve profitability in 2007, including restructuring debt agreements to extend maturities, the closing of its Glen Rose, Texas manufacturing facility, the sale and leaseback of its Plant City, Florida manufacturing facility and the reduction of selling, general and administrative expenses.

In addition, based upon current backlog and projections of future contracts, management believes that our business for the remainder of fiscal 2007 will continue to contribute to substantial recovery of its indirect expenses. Management has developed an operating plan to manage costs in line with estimated total revenues for the remainder of fiscal 2007, including contingencies for cost reductions if projected revenue growth and improvement in gross margins are not fully realized. Accordingly, management believes that existing cash resources and operations will generate sufficient cash to meet continuing obligations for the foreseeable future.

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

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

Reporting of Taxes Included in Sales

The Company has historically presented and will continue to present sales taxes on a gross sales basis. For the quarters ended March 31, 2007 and 2006, such amounts totaled $378,000 and $367,000, respectively. See also Note 11 - Recent Accounting Pronouncements.

2)   Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Raw materials	$4,904,000	$5,076,000
Work-in-process	559,000	829,000
Finished goods	377,000	377,000

	$5,840,000	$6,282,000

3)   Restricted Cash

Restricted cash as of March 31, 2007 consists of $4.3 million in cash collateral required for certain letters of credit and $1.1 million in cash collateral related to the promissory notes issued to Laurus Master Fund, Ltd. The $4.3 million balance of restricted cash for the letters of credit at March 31, 2007 reflects the release of approximately $3.2 million of previously restricted cash used for certain letters of credit during the period ended March 31, 2007. The $1.1 million balance of restricted cash related to the promissory notes at March 31, 2007 reflects the release of approximately $0.5 million of previously restricted cash, which was used by the Company to pay interest payments during the period ended March 31, 2007.

4)    Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2007	December 31, 2006
Accrued compensation	$1,633,000	$1,613,000
Accrued insurance expense	2,640,000	2,945,000
Provision for estimated losses on contracts	49,000	31,000
Warrant derivative liability	3,331,000	8,169,000
Accrued warranty	1,263,000	1,307,000
Other accrued liabilties	1,479,000	2,125,000

	$10,395,000	$16,190,000

5)    Goodwill

During the fourth quarter of 2006, our stock price declined significantly. As a result of this and other indicators, we performed an impairment test at December 31, 2006 to determine if the value of goodwill was recoverable under the provisions of SFAS No. 142, and it was determined that an impairment existed. During the fourth quarter of 2006, we made an estimate of the impairment and recorded a non-cash impairment charge of $33.6 million to reduce our carrying value of goodwill to its implied fair value. Our estimate was based on the trading price of our stock and the present value of future cash flows. The final measurement of the impairment has yet to be completed in its entirety as of the filing of our Form 10-Q for the three months ended March 31, 2007. The estimated impairment charge represents management’s current best estimate as to the actual charge, which may be higher or lower than the estimated charge. Should operating results for future periods fall short of the updated projections, further impairments to goodwill could be required. SFAS No. 142 requires us to test for impairment of goodwill at least annually. The result of this analysis during 2005 and 2004 did not require us to recognize an impairment loss. The carrying amount of goodwill is $38,303,000 as of March 31, 2007 and December 31, 2006.

6)    Conversion of Debt and Registration Rights Agreement

Long-term debt consists of the following:
	March 31, 2007	December 31, 2006
2006 Convertible Note due in 2009	$-	$1,466,000
Term Loan due in 2009	17,729,000	18,000,000

Long-term debt	17,729,000	19,466,000
Less: unamortized discount on Notes	(4,614,000)	(5,632,000)

Long-term debt, net	13,115,000	13,834,000
Less: current portion of Term Loan, net	(3,328,000)	(2,621,000)
Less: current portion of Convertible Note, net	-	(887,000)

Long-term debt	$9,787,000	$10,326,000

Conversion of Debt

On December 28, 2006, we entered into an Amendment and Waiver letter agreement (the “Amendment”) with Laurus Master Fund, Ltd. (“Laurus”). Concurrently with the execution of the Amendment, Laurus converted $3.5 million of the principal amount of the $5 million convertible note into 990,000 shares of common stock. Pursuant to the Amendment, the remaining principal balance of $1,466,000 of the convertible note was converted into 410,560 shares on February 26, 2007. Upon the conversion of 990,000 shares in 2006 we accelerated the accretion of debt discount amortization of $1.4 million and amortization of debt issuance costs of $0.2 million. Upon the conversion of the balance of the convertible note in the quarter ended March 31, 2007 we accelerated the accretion of debt discount amortization of $0.5 million and amortization of debt issuance costs of $0.1 million.

We have a $5 million term note and a $13 million term note outstanding with Laurus as of March 31, 2007 (the “Laurus Notes”). Principal payments of $271,000 commenced under the $13 million term note on February 28, 2007 and will continue on the same day of each month thereafter. Principal payments of $104,000 commenced under the $5 million term note to Laurus on April 1, 2007 and will continue on the same day of each month thereafter.

Amounts owed under the Laurus Notes may be accelerated and are subject to default rate interest charges under various circumstances, including, but not limited to, the failure to make principal or interest payments when due under the Laurus Notes, breaches of certain covenants, representations, conditions and warranties set forth in the Laurus Notes and the purchase agreement pursuant to which they were issued, including, without limitation, the failure to maintain on a monthly basis at least $9 million in cash and eligible accounts receivable, the occurrence of certain insolvency or bankruptcy events affecting us, a change of control in the Company, and certain judgments, liens and attachments in excess of permitted amounts. As of March 31, 2007, we were in compliance with all covenants.

Registration Rights Agreement

In connection with the sale and issuance of the $5 million convertible note and warrants to Laurus, we agreed pursuant to a Registration Rights Agreement to prepare and file, within 90 days following the issuance of the note and warrants, a registration statement with the U.S. Securities and Exchange Commission (“SEC”) covering the resale of the common stock issuable upon conversion of the note and exercise of the warrants. The Registration Rights Agreement was subsequently amended and restated to include the additional shares resulting from the reduction of the conversion price of the convertible note on December 28, 2006 and the issuance of the additional warrant in connection with such reduction. Pursuant to the Registration Rights agreement, if the registration statement covering all of the convertible note shares and related warrant shares are not declared effective by the SEC within 180 days after October 31, 2006, we may be required to pay to Laurus a penalty of 1.0% of the principal amount of the Laurus Notes for each 30 day period that the effectiveness of the registration is delayed up to a maximum penalty of 10%. We can elect to pay up to 50% of the penalty in shares of our common stock. The registration statement covering the shares issued upon conversion of the convertible note was filed within the 90 day time period and was declared effective by the SEC on April 26, 2007.

7)    Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. We had no material unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company did not recognize a decrease in net deferred tax assets.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2006, 2005 and 2004, the Company did not recognize any interest or penalties. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the U.S. and various state jurisdictions and is subject to examination due to the carryforward of unutilized net operating losses. During 2006, the Company satisfactorily completed an Internal Revenue Service tax audit covering the tax years 2002, 2003 and 2004, leaving the tax years for 2005 and forward subject to examination by the Internal Revenue Service. The Company’s tax years for 2002 and forward are subject to examination by California tax authorities.

The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $19.2 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred, however, the Company plans to complete an analysis under Section 382 of the Internal Revenue Code regarding the limitation of the net operating losses and research and development credits. When this project is completed, the Company plans to update their unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the full valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

8)    Warrants and Warrant Derivative Liability

There were no warrants granted, exercised or forfeited for the three months ended March 31, 2007. As of March 31, 2007, outstanding warrants to purchase our common stock totaled 3,943,704 at a weighted-average exercise price of $7.00 per share.

Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) requires quarterly analysis of criteria which must be met in order to classify warrants issued in a company’s own stock as either equity or as a derivative liability. Evaluation of these criteria as of March 31, 2007 resulted in the determination that the outstanding warrants should continue to be classified as derivative liabilities.

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. We valued all warrant derivative liabilities as of March 31, 2007 using a Black-Scholes-Merton option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility ranging from 45.5% to 48.0%, risk free interest rate ranging from of 4.34% to 4.48% and a remaining contractual life ranging from 2.75 years to 6.75 years. Due primarily to the decrease in our stock price from $4.95 at December 31, 2006 to $3.14 at March 31, 2007, the valuation conducted as of March 31, 2007 resulted in a non-cash gain of $4.8 million for the three month period ended March 31, 2007, with a corresponding decrease in the warrant derivative liability, which is included as a component of accrued liabilities at March 31, 2007. As of March 31, 2007, the total fair value of the warrant derivative liability is $3.3 million.

9)   Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to cancellation. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the $5 million convertible note (using the if-converted method). For the three months ended March 31, 2007 and 2006, 5,166,029 and 2,891,398 options and warrants to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive. Excluded from diluted earnings (loss) per share as of March 31, 2007 and 2006 were 260,021 and 3,312,021 shares, respectively issuable upon conversion of convertible notes because the effect would be anti-dilutive. See Note 6 - “Debt” for additional information related to the conversion of the $5 million convertible note.

The following table sets forth the computation of basic and diluted net income per share:
	Three Months Ended
	March 31,
	2007	2006
Basic and diluted net income per share:
Numerator:
Net income (loss)	$528,000	$(3,901,000)

Denominator:
Weighted average common shares outstanding (denominator for
basic calculation)	21,159,394	17,062,219
Shares issuable through stock based compensation arrangements	422,467	-

Denominator for diluted calculation	21,581,861	17,062,219

Basic earnings (loss) per common share	$0.02	$(0.23)
Diluted earnings (loss) per common share	$0.02	$(0.23)

10)  Stock-Based Compensation

Our stock-based compensation consists of various stock option plans which grant stock options to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. Refer to Note 14 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information related to these stock-based compensation plans.

The per share weighted-average fair value of stock options granted during the three months ended March 31, 2007 and 2006 were $1.66 and $4.50, respectively. We use the Black-Scholes-Merton (“BSM”) option pricing model to estimate the fair value of stock-based awards, with the following weighted-average assumptions for the indicated periods:

	Three Months Ended
	March 31,
	2007	2006
Expected dividend yield	0%	0%
Average risk-free interest rate	4.42%	4.60%
Expected volatility	45.73%	53.62%
Expected life of options (in years)	5.75 years	7.1 years

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

At March 31, 2007, there was $4.1 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.2 years.

The following table represents stock option activity for the three months ended March 31, 2007:
	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2006	1,210,525	$7.04
Granted	11,800	3.39
Exercised	-	-
Forfeited	-	-

Outstanding at March 31, 2007	1,222,325	$7.00	7.34

Vested and exercisable at March 31, 2007	565,007	$9.09	5.09

Vested and expected to vest at March 31, 2007(1)	992,264	$7.42	6.89

 (1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

There were no options exercised during the three months ended March 31, 2007 and 2006. Therefore, the aggregate intrinsic value of options exercised was zero for the three months ended March 31, 2007 and 2006.

Shares available for future stock option grants were 1,008,127 at March 31, 2007. At March 31, 2007, the total intrinsic value of options outstanding was zero, and the aggregate intrinsic value of options exercisable was also zero.

The following table summarizes our nonvested stock option activity for the three months ended March 31, 2007:
	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at beginning of period	714,166	$2.73
Granted	11,800	1.66
Vested	(68,648)	4.68
Forfeited	-	-

Nonvested stock options at end of period	657,318	$2.51

On June 13, 2006 the stockholders approved an amendment to the 2002 Stock Option Plan to provide for the granting of (i) restricted stock and/or restricted stock units, (ii) stock appreciation rights, and (iii) stock bonuses (the “Amended Plan”). The Amended Plan also sets for the business criteria for “performance-based compensation” that is subject to Section 162(m) of the Internal Revenue Code of 1986, as amended, restricts the number of shares that may be granted to any one recipient in any one fiscal year to 100,000, and defines termination for cause (which was previously subject to definition in each stock option grant). On June 13, 2006, 464,778 shares of restricted stock were granted to certain officers and members of the management team. The risk of forfeiture on the restricted stock granted to employees under the 2002 Stock Option Plan lapses and the shares vest over a five year period with one-third of the shares vesting at the end of three, four and five years, respectively. As a result of this transaction, the $3.5 million intrinsic value of the restricted stock is required to be recognized as compensation expense ratably over the four year vesting period and therefore a charge of approximately $217,000 was recorded in the three month period ended March 31, 2007. There were no grants, vestings or cancellations of restricted stock for the three month period ended March 31 2007. As of March 31, 2007 and December 31, 2006 there were 422,467 shares of restricted stock outstanding.

11)  Recent Accounting Pronouncements

Reporting of Taxes Included in Sales

In June 2006, the EITF reached a final consensus on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). The task force reached a conclusion that either method is acceptable; however, if taxes are reported on a gross basis (included as Sales) those amounts should be disclosed if significant. This pronouncement is effective for the first reporting period beginning after December 15, 2006. The Company adopted EITF No. 06-3 on January 1, 2007 and did not have any impact on our financial position, results of operations or cash flows. See also Note 1 - Description of Business and Basis of Presentation.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We were required to adopt FIN 48 effective January 1, 2007. Implementation of this new standard did not have a significant impact on our financial position, results of operation or cash flows. See also Note 7 - Income Taxes.

Leveraged Leases

In July 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”). FSP 13-2 requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which change occurs. The pretax gain or loss is required to be included in the same line item in which the leveraged lease income is recognized, with the tax effect being included in the provision for income taxes. We were required to adopt FSP 13-2 effective January 1, 2007. FSP 13-2 did not have any impact on our financial position, results of operation or cash flows.

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

Quantifying and Evaluating the Materiality of Unrecorded Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial position and results of operations.

Modification of Convertible Debt Instruments

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF No. 06-6”). EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF No. 06-6 did not have a material impact on our consolidated financial position and results of operations.

Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of EITF No. 06-7 did not have a material impact on our consolidated financial position and results of operations.

Registration Payment Arrangements

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 was required for fiscal years beginning after December 15, 2006. The adoption of EITF No. 00-19-2 did not have a material impact on our consolidated financial position and results of operations.

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

12)  Subsequent Events

On May 3, 2007 we sold the land, building and equipment related to our steel shop in Texas for $0.5 million, the carrying amount of the assets. The leased portion of the Texas factory was concurrently sold by our landlord to the purchaser of the steel shop and the related lease was terminated. The lease had an expiration date of January 2008 and monthly rent of $25,000.

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

Forward Looking Statements

This quarterly report contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are intended to be subject to the safe harbor protection within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including the Notes to the Condensed Consolidated Financial Statements and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” describe factors, among others, that could contribute to or cause such differences. In addition, the accuracy of such forward looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: the ability to adequately pass through to customers unanticipated future increases in raw material costs; an unanticipated change in the types of classrooms required by school districts; declines in available funding for modular classroom construction and other risks and uncertainties that are described elsewhere in this report and in our other filings with the Securities and Exchange Commission, including our reports on Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, there is no assurance that our expectations will be attained. The forward-looking statements are current only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

Use of Estimates and Critical Accounting Policies

In the preparation of our condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and assumptions on historical experience and other factors believed to be reasonable under the circumstances and continually evaluate our estimates and assumptions. Nevertheless, estimates are inherently uncertain and actual results could significantly differ from our estimates. We believe that the following discussion addresses our most significant accounting policies, which aid in fully understanding and evaluating our reported financial results.

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

Valuation of Warrant Derivatives

The valuation of our warrant derivatives are determined primarily by the Black-Scholes option pricing model. A warrant derivative liability is determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

Certain factors are used to determine the fair value of our warrant derivatives, which include our period end stock price, historical stock volatility, risk free interest rate and warrant derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

New Accounting Standards

In June 2006, the EITF reached a final consensus on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). The task force reached a conclusion that either method is acceptable; however, if taxes are reported on a gross basis (included as Sales) those amounts should be disclosed if significant. This pronouncement is effective for the first reporting period beginning after December 15, 2006. The Company adopted EITF No. 06-3 on January 1, 2007 and did not have any impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We were required to adopt FIN 48 effective January 1, 2007. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. Implementation of this new standard did not have a significant impact on our financial position, results of operation or cash flows.

In July 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”). FSP 13-2 requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which change occurs. The pretax gain or loss is required to be included in the same line item in which the leveraged lease income is recognized, with the tax effect being included in the provision for income taxes. We were required to adopt FSP 13-2 effective January 1, 2007. FSP 13-2 did not have any impact on our financial position, results of operation or cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial position and results of operations.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF No. 06-6”). EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF No. 06-6 did not have a material impact on our consolidated financial position and results of operations.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of EITF No. 06-7 did not have a material impact on our consolidated financial position and results of operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 was required for fiscal years beginning after December 15, 2006. The adoption of EITF No. 00-19-2 did not have a material impact on our consolidated financial position and results of operations.

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

In the first quarter of 2007 we closed our Glen Rose, Texas manufacturing facility. We moved much of our Texas inventory and fixed assets to our other factories. We did not incur any material costs associated with exit or disposal activities related to the closure of the Glen Rose facility. On May 3, 2007 we sold the land, building and equipment related to our steel shop in Texas for $0.5 million, the carrying amount of the assets. The leased portion of the Texas factory was concurrently sold by our landlord to the purchaser of the steel shop and the related lease was terminated. The lease had an expiration date of January 2008 and monthly rent of $25,000.

As of April 30, 2007, the backlog of sales orders was approximately $45.3 million, down from approximately $99.1 million at April 30, 2006. The backlog by region as of April 30, 2007 was as follows: California - $38.2 million; Arizona - $3.0 million; and Florida - $4.1 million. This compares to the backlog by region as of April 30, 2006, which was as follows: California - $82.2 million; Arizona/Texas - $5.3 million; and Florida - $11.6 million. The decrease in backlog is primarily due to decreased education orders in California and Florida and decreased orders in Texas which resulted in the closure of our Glen Rose, Texas manufacturing facility.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in our statements of operations.

	Percent of Net Sales
	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of goods sold	96.0	93.8
Gross profit	4.0	6.2
Selling, general and administrative expenses	13.3	8.9
Loss from operations	(9.3)	(2.7)
Other (expense) income:
Interest expense	(2.0)	(3.1)
Interest income	0.3	0.3
Loss on extinguishment of debt	-	(5.6)
Gain on warrant and embedded derivatives	17.6	2.0
Amortization of debt costs	(1.0)	(0.8)
Accretion of debt discount	(3.7)	(0.7)
Other income, net	0.0	0.1
Income (loss) before income taxes	1.9	(10.6)
Income tax expense (benefit)	-	-
Net income (loss)	1.9%	(10.6)%

Net Sales

Net sales for the quarter ended March 31, 2007, decreased to $27.5 million from $36.9 million for quarter ended March 31, 2006, a decrease of $9.4 million or 25.5%. When compared to the corresponding period in the prior year, in the quarter ended March 31, 2007 California sales of $17.4 million were down 20.8%; Florida sales of $4.8 million were down 24.4%; Arizona sales of $5.3 million were up 1.5% and we had no sales in Texas compared to $3.4 million in the quarter ended March 31, 2006.

The decrease in sales in 2007 in California was primarily due to lower sales volume in the education and commercial markets. The decrease in Florida was due to project delays in the education market. We believe that the education market and our market share are relatively consistent from 2006 to 2007 and that the decrease in our revenue from these markets is primarily due to the unpredictable nature of timing related to large construction projects in these markets. As noted above, in the first quarter of 2007 we closed our Glen Rose, Texas manufacturing facility. The delays in the education market resulted in a slow start to the quarter; however, March revenues were stronger and at management expectations.

Gross Profit

Gross profit for the quarter ended March 31, 2007 was $1.1 million, a decrease of $1.2 million from the gross profit of $2.3 million recorded the corresponding prior year period. Gross profit as a percentage of net sales decreased to 4.0% in the quarter ended March 31, 2007 down from a gross margin of 6.2% in the quarter ended March 31, 2006. Our gross profit margin declined as revenues declined and we were not able to adequately cover our fixed manufacturing costs, particularly early in the quarter due to delays in key education projects.

Selling, General and Administrative Expense

In the quarter ended March 31, 2007, selling, general and administrative (“SG&A”) expenses increased $0.3 million over the prior year to $3.6 million with SG&A costs representing 13.3% of net sales compared to 8.9% of net sales in the prior year. The increase in SG&A as a percentage of net sales was primarily attributable to an increase in non-cash stock compensation expense of $0.3 million combined with increased legal and professional services.

Goodwill

During the fourth quarter of 2006, our stock price declined significantly and in the first quarter of 2007 our market capitalization fell below the amount of our recorded equity. As a result of the existence of this and other indicators, we performed an impairment test to determine if the value of goodwill was recoverable under the provisions of SFAS 142, and it was determined that an impairment existed. As a result of this test, we recorded a non-cash impairment charge of $33.6 million in the fourth quarter of 2006 to reduce our carrying value of goodwill to its implied fair value. The fair value estimate used in the initial goodwill impairment test was based on the trading price of our stock and the present value of future cash flows. The final measurement of the impairment has yet to be completed in its entirety. The estimated impairment charge represents management’s current best estimate as to the actual charge, which may be higher or lower than the estimated charge. Should operating results for future periods fall short of the updated projections, further impairments to goodwill could be required. In the future, goodwill may be further impaired by events or circumstances which include, but are not limited to, things such as continued operating losses; unanticipated competition; a significant adverse change in legal factors or in the business climate; or other factors leading to a decline in estimated future cash flows.

Operating Income (Loss)

Operating losses increased to $2.6 million, or 9.3% of net sales, for the quarter ended March 31, 2007 from $1.0 million in losses, or 2.7% of net sales, for the quarter ended March 31, 2006. The increase in operating losses was a result of the decline in net sales and gross margins and the increase in SG&A expenses as discussed above.

Other income (expense)

Interest expense decreased from $1.1 million in the quarter ended March 31, 2006 to $0.6 million in the quarter ended March 31, 2007. The decrease is attributable to significantly reduced debt over the same period.

In the quarter ended March 31, 2006 we recognized a $2.1 million loss on extinguishment of debt. This consisted of the write off of the unamortized debt issue costs of the Fortress Credit Corp. credit facility when it was replaced in the first quarter of 2006 with a credit facility from Bank of America N.A. No similar transaction or loss occurred during the quarter ended March 31, 2007.

We recognized a non-cash gain of $4.8 million related to warrant derivatives during the quarter ended March 31, 2007, compared to a gain recognized of $0.7 million related to warrant and embedded derivatives for the quarter ended March 31, 2006. The gain in each period was due to a decrease in the trading price of our stock.

Amortization of debt issuance costs was $0.3 million for both the quarter ended March 31, 2007 and the quarter ended March 31, 2006.

Accretion of debt discount for the quarter ended March 31, 2007 was $1.0 million, which included $0.5 million incremental non-cash charges related to the discount on the $1.5 million conversion of convertible notes in the quarter. This compared to an accretion of $0.3 million in incremental non-cash charges for the quarter ended March 31, 2006.

Income Tax Benefit

No benefit for income tax was recorded for the quarter ended March 31, 2007. Although we expect to return to profitability in 2007, no tax benefit was recognized because under applicable accounting standards our cumulative losses for the three years ended December 31, 2006 are deemed to have created significant negative evidence that it is more likely than not that we will not be able to realize our net deferred tax assets. Therefore, a valuation allowance has been recorded against our net deferred tax assets.

Liquidity and Capital Resources

In recent years we have funded our operations and capital expenditures mostly with cash generated internally by operations, borrowings under various credit facilities, cash received from exercised options and private placements of equity.

Cash and cash equivalents were $4.0 million at March 31, 2007 compared to $6.3 million at December 31, 2006. The decrease was primarily due to the loss from operations and payments on our accounts payable, partially offset by cash provided by reductions in restricted cash.

Cash totaling $4.9 million was used by operating activities during the quarter ended March 31, 2007 compared to cash provided by operating activities of $0.5 million during the quarter ended March 31, 2006. During the quarter ended March 31, 2007, net income, adjusted for non-cash expenses from depreciation and amortization, gain on sale of equipment, stock compensation expense, gain on derivative liability and accretion on convertible debt used $2.2 million of operating cash. Changes in remaining working capital balances during this period used $2.7 million in cash.

Net cash used by investing activities was $0.3 million in the quarter ended March 31, 2007 primarily for capital expenditures.

Net cash provided by financing activities was $3.0 million during the quarter ended March 31, 2007 consisting of proceeds from the reduction of restricted cash of $3.2 million, partially offset by $0.3 million in principal payments on long-term debt. During the quarter ended March 31, 2007, the remaining principal balance of $1.5 million of the convertible note to Laurus Mater Fund, Ltd. was converted into 410,560 shares of our common stock. Upon the conversion we accelerated the accretion of debt discount amortization of $0.5 million and amortization of debt issuance costs of $0.1 million for the quarter ended March 31, 2007, both of which were incremental non-cash charges.

Management has taken the following actions, among others, to address liquidity issues, minimize prior period losses and achieve profitability in 2007, including restructuring debt agreements to extend maturities, the closing of its Glen Rose, Texas manufacturing facility, the sale and leaseback of its Plant City, Florida manufacturing facility and the reduction of selling, general and administrative expenses.

In addition, based upon current backlog and projections of future contracts, management believes that our business for the remainder of fiscal 2007 will continue to contribute to substantial recovery of its indirect expenses. Management has developed an operating plan to manage costs in line with estimated total revenues for the remainder of fiscal 2007, including contingencies for cost reductions if projected revenue growth and improvement in gross margins are not fully realized. Accordingly, management believes that existing cash resources and operations will generate sufficient cash to meet continuing obligations for the foreseeable future.

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

INTEREST RATE RISK

We are exposed to the risk of fluctuation in interest rates. During 2007 and 2006, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Our outstanding $5 million and $13 million term notes with Laurus Master Fund, Ltd. bear interest at adjustable rates equal to the prime rate as published in the Wall Street Journal, plus 2.5% and 3.75%, respectively. The debt outstanding under these notes during 2007 will be $18.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $180,000 per annum.

CREDIT RISK

Our credit terms generally are “net 30” for dealer accounts and defined by contracts which vary for direct sales. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been less than 1.0% of sales and within our expectations.

DERIVATIVE LIABILITY RISK

We are exposed to the risk of fair value derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increase or decrease, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of March 31, 2007, a $1 increase or decrease in our stock price results in a non-cash derivative loss or gain of approximately $2.6 million to $2.8 million. For the quarter ended March 31, 2007, we experienced a $4.8 million non-cash gain on warrant derivatives due to the decrease in our stock price from $4.95 at December 31, 2006 to $3.14 at March 31, 2007.

Item 4. Controls And Procedures

  a.  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007 and concluded that our disclosure controls and procedures were not effective as of March 31, 2007, because certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K Report”) had not been remediated as of March 31, 2007.

The material weaknesses reported in our 2006 10-K Report that had not been remediated as of March 31, 2007 were as follows:

•
We continue to lack the necessary depth of personnel with sufficient technical accounting expertise to ensure that the preparation of interim and annual financial statements are without material misstatements.

•
Our procedures associated with accounting for our long-term revenue contracts continue to be insufficient to ensure that revenue and costs were properly reflected in our consolidated financial statements.

  b. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  c. Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Our plan to remediate the material weaknesses remaining as of March 31, 2007 is as follows:

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

Our management believes that, when completed, the above measures will remediate our material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from the legal proceedings disclosed in our most recently file report on Form
10-K.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our most recently file report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None in the reporting period.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Name of Exhibit

3.1(1)	Certificate of Incorporation of the Company.

3.2(1.1)	Bylaws of the Company.

10.1(2)	Company’s 1994 Stock Option Plan.

10.2(2)	Company’s 1996 Stock Option Plan.

10.3(2)	Company’s 1999 Stock Option Plan.

10.4(2)	Company’s 2002 Stock Option Plan.

10.5(3)	Employment Agreement between the Company and Dennis L. Shogren.

10.6(3.1)	Employment Agreement between the Company and Ronald Savona.

10.7(2)	Separation Agreement between the Company and Evan M. Gruber.

10.8(2)	Separation Agreement between the Company and Michael G. Rhodes.

10.9(2)	Employment Agreement between the Company and David M. Buckley

10.10(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett property in Perris, California

10.11(4)	Lease between the Company and BMG, relating to the property in Lathrop, California

10.12(5)	Conversion and Repurchase Agreement, dated October 31, 2006

10.13(6)	Securities Purchase Agreement, dated December 31, 2004

10.14(6)	Senior Subordinated Secured Convertible Note, dated December 31, 2004

10.15(6)	Warrant to Purchase Common Stock issued December 31, 2004

10.16(6)	Registration Rights Agreement, dated December 31, 2004

10.17(6)	Pledge and Security Agreement, dated December 31, 2004

10.18(6)	Intercreditor Agreement, dated December 31, 2004

10.19(6)	Amendment and Forbearance Agreement among the Company, Wells Fargo Bank, N.A., Union Bank of California, N.A. and Comerica Bank California, dated December 29, 2004.

10.20(7)	Financing Agreement between the Company and Fortress Credit Corp. as administrative agent, dated February 25, 2005.

10.21(8)	Amendment Number 1 to Industrial Real Estate Lease between Modtech Holdings, Inc. and BMG2 Enterprises, dated July 29, 2005

10.22(8)	Sublease between Modtech Holdings, Inc. and Boise Building Solutions Distribution, L.L.C., dated July 29, 2005

10.23(9)	Securities Purchase Agreement with Peninsula Fund, L.P. and others, dated August 5, 2005

Exhibit Number	Name of Exhibit

10.24(9)	First Amendment and Waiver of Financing Agreement between Fortress and Modtech Holdings, Inc., dated August 5, 2005

10.25(9)	First Amendment and Restated Registration Rights Agreement, dated August 5, 2005

10.26(9)	Amended and Restated Senior Subordinated Secured Convertible Note, dated August 5, 2005

10.27(9)	Consent, Waiver, Amendment and Exchange Agreement, dated August 5, 2005 (“Waiver”)

10.28(9)	Form of Voting Agreement executed pursuant to Waiver

10.29(9)	Form of Lock Up Letter executed pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.30(9)	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.31(9)	Warrant for 8,276 shares of common stock, dated August 5, 2005

10.32(10)	Second Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated September 19, 2005

10.32(11)	Third Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated December 22, 2005

10.33(12)	Intercreditor Agreement with Bank of America, N.A., dated, March 31, 2006

10.34(12)	Loan and Security Agreement with Bank of America, N.A., dated March 31, 2006

10.35(12)	Amendment Agreement, dated March 31, 2006

10.36(13)	Amendment to 2002 Stock Option Plan, dated June 13, 2006

10.37(14)	Exchange of Senior Subordinated Secured Convertible Notes, dated May 3, 2006

10.38(15)	Securities Purchase Agreement with Laurus Master Fund, Ltd. (and attached exhibits), dated October 21, 2006

10.39(15)	Intellectual Property Security Agreement, dated October 31, 2006

10.40(15)	Master Security Agreement with Laurus Master Fund, Ltd., dated October 31, 2006

10.41(15)	Registration Rights Agreement with Laurus Master Fund, Ltd., dated October 31, 2006

10.42(15)	Sale and Purchase Agreement and Joint Escrow Instructions with NL Ventures V, L.P. dated November 1, 2006

10.43(15)	Lease Agreement with NL Ventures V Plant City, L.P. dated November 1, 2006

10.44(16)	Registration Rights Agreement with Amphora Limited, dated October 31, 2006

10.45(16)	Conversion and Repurchase Agreement, dated October 31, 2006

10.46(17)	Amendment and Waiver Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

10.47(17)	Securities Purchase Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

10.48(17)	Secured Term Note issued to Laurus Master Fund, Ltd., dated December 28, 2006

Exhibit Number	Name of Exhibit

10.49(17)	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd., dated December 28, 2006

10.50(17)	Amended and Restated Registration Rights Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

(1.1)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).

(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 22, 2006 (Commission File No. 000-25161).

(3.1)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on February 13, 2006 (Commission File No. 000-25161).

(4)	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on November 1, 2002 (Commission File No. 000-25161).

(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).

(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on March 2, 2005 (Commission File No. 000-25161).

(8)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q/A filed with the Commission on October 17, 2005 (Commission File No. 000-25161).

(9)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on August 9, 2005 (Commission File No. 000-25161).

(10)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 23, 2005 (Commission File No. 000-25161).

(11)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on December 29, 2005 (Commission File No. 000-25161).

(12)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 4, 2006 (Commission File No. 000-25161).

(13)	Incorporated by reference to Modtech Holdings, Inc.’s Definitive Proxy Statement filed with the Commission on May 5, 2006 (Commission File No. 000-25161).

(14)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on August 14, 2006 (Commission File No. 000-25161).

(15)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 14, 2006

(16)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on November 1, 2006 (Commission File No. 000-25161).

(17)	Incorporated by reference to Modtech Holdings, Inc. Form 8-K filed with the Commission on January 4, 2007 (Commission File No. 000-25161).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODTECH HOLDINGS, INC.

Date: May 15, 2007	by:	/s/ KENNETH S. CRAGUN
Kenneth S. Cragun Chief Financial Officer and Chief Accounting Officer

by:	/s/ DENNIS L. SHOGREN
Dennis L. Shogren President and Chief Executive Officer