Form 10-Q
period 2007-06-30
MODTECH HOLDINGS INC
filed 2007-08-10
CIK 1075066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from N/A to N/A

Commission File Number 000-25161

MODTECH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33 - 0825386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2830 Barrett Avenue, Perris, CA	92571
(Address of principal executive office)	(Zip Code)

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

As of August 7, 2007 there were 21,419,415 Shares of the Registrant’s Common Stock outstanding.

Modtech Holdings, Inc.
Index to Form 10-Q

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets As of June 30, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2007 and 2006	6

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24-27

Signatures		28

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (“Modtech”, “we”, “our”, or the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, we believe that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The condensed consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited financial statements. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,697,000	$6,292,000
Restricted cash	4,089,000	9,139,000
Contracts receivable, less allowance for contract adjustments of $2,200,000 and $2,358,000 in 2007 and 2006, respectively	20,513,000	27,910,000
Costs and estimated earnings in excess of billings on contracts	13,225,000	16,144,000
Inventories	5,493,000	6,282,000
Prepaid assets	1,273,000	1,032,000
Insurance receivable	3,286,000	3,535,000
Other current assets	167,000	112,000

Total current assets	50,743,000	70,446,000

Property and equipment, net	10,607,000	11,118,000
Goodwill	-	38,303,000
Debt issuance costs, net	983,000	1,369,000
Other assets	2,007,000	1,574,000

Total assets	$64,340,000	$122,810,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,768,000	$22,419,000
Accrued liabilities	8,856,000	16,190,000
Billings in excess of costs and estimated earnings on contracts	1,985,000	2,009,000
Current maturities of long-term debt, net	2,536,000	3,508,000

Total current liabilities	26,145,000	44,126,000

Long-term debt, net, excluding current portion	9,975,000	10,326,000
Other long-term liabilities	1,477,000	1,517,000

Total liabilities	37,597,000	55,969,000
Shareholders’ equity:
Series A preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding in 2007 and 2006	-	-
Common stock, $0.01 par value. Authorized 55,000,000 shares; issued and outstanding 21,419,415 and 21,008,855 in 2007 and 2006, respectively	214,000	210,000
Additional paid-in capital	135,870,000	133,571,000
Accumulated deficit	(109,341,000)	(66,940,000)

Total shareholders’ equity	26,743,000	66,841,000

Total liabilities and shareholders’ equity	$64,340,000	$122,810,000

See notes to unaudited condensed consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$24,031,000	$44,307,000	$51,531,000	$81,211,000
Cost of goods sold	24,560,000	41,439,000	50,971,000	76,056,000

Gross (loss) profit	(529,000)	2,868,000	560,000	5,155,000

Selling, general and administrative expenses	3,736,000	3,556,000	7,381,000	6,854,000
Impairment loss on goodwill	38,303,000	-	38,303,000	-

Loss from operations	(42,568,000)	(688,000)	(45,124,000)	(1,699,000)

Other (expense) income:
Interest expense	(497,000)	(536,000)	(1,058,000)	(1,665,000)
Interest income	62,000	133,000	139,000	239,000
Loss on extinguishment of debt	-	-	-	(2,058,000)
Gain on warrant and embedded derivatives	931,000	3,741,000	5,769,000	4,478,000
Amortization of debt issuance costs	(121,000)	(143,000)	(385,000)	(453,000)
Accretion of debt discount	(770,000)	(1,110,000)	(1,788,000)	(1,380,000)
Early debt conversion fee	-	(1,864,000)	-	(1,864,000)
Other income, net	35,000	170,000	47,000	204,000

	(360,000)	391,000	2,724,000	(2,499,000)

Loss before income taxes	(42,928,000)	(297,000)	(42,400,000)	(4,198,000)
Income tax expense (benefit)	-	-	-	-

Net loss	$(42,928,000)	$(297,000)	$(42,400,000)	$(4,198,000)

Basic and diluted loss per common share	$(2.00)	$(0.02)	$(1.99)	$(0.24)

Basic and diluted weighted-average shares outstanding	21,419,415	18,079,000	21,290,123	17,571,000

See notes to unaudited condensed consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(42,400,000)	$(4,198,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,180,000	1,331,000
Provision for contract adjustments	163,000	-
Loss on extinguishment of debt	-	2,058,000
Gain on sale of equipment	(50,000)	-
Stock compensation expense	838,000	376,000
Impairment loss on goodwill	38,303,000	-
Gain on derivative liability	(5,769,000)	(4,478,000)
Accretion of debt discount	1,788,000	1,380,000
Early debt conversion fees settled with shares of common stock	-	1,864,000
Decrease (increase) in assets:
Restricted cash	849,000	-
Contracts receivable	7,234,000	8,000,000
Costs and estimated earnings in excess of billings	2,919,000	(5,167,000)
Inventories	789,000	4,237,000
Other current and non-current assets	(480,000)	(1,460,000)
(Decrease) increase in liabilities:
Accounts payable	(9,651,000)	(622,000)
Accrued liabilities	(1,565,000)	(5,054,000)
Billings in excess of costs	(24,000)	667,000

Net cash used in operating activities	(5,876,000)	(1,066,000)

Cash flows from investing activities:
Purchase of property and equipment	(825,000)	(1,185,000)
Proceeds from sale of property and equipment	551,000	-

Net cash used in investing activities	(274,000)	(1,185,000)

Cash flows from financing activities:
Net principal payments under revolving credit line	-	(4,819,000)
Principal payments on long-term debt	(1,646,000)	(12,895,000)
Decrease in restricted cash	4,201,000	11,452,000
Payment of debt issuance costs	-	(432,000)
Net proceeds from issuance of common stock	-	5,864,000

Net cash provided by (used in) financing activities	2,555,000	(830,000)

Net decrease in cash and cash equivalents	(3,595,000)	(3,081,000)
Cash and cash equivalents at beginning of period	6,292,000	3,263,000

Cash and cash equivalents at end of period	$2,697,000	$182,000

Non-cash financing activity:
Conversion of convertible debt to common stock	$1,466,000	$5,700,000

See notes to unaudited condensed consolidated financial statements

MODTECH HOLDINGS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

June 30, 2007

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of June 30, 2007 we had cash and cash equivalents of $2.7 million and working capital of $24.6 million. For the six months ended June 30, 2007, we had a net loss of $42.4 million (including an impairment loss on goodwill of $38.3 million) and negative cash flow from operating activities of $5.9 million, and as of June 30, 2007 had an accumulated deficit of $109.3 million. For the year ended December 31, 2006 we had a net loss of $54.7 million (including an impairment loss on goodwill of $33.6 million) and negative cash flow from operating activities of $7.5 million.

Management’s goals are to address liquidity issues, minimize losses and improve operating results in the remainder of fiscal 2007. Management has taken, and continues to take, actions to meet these goals, including restructuring debt agreements to extend maturities in the fourth quarter of 2006, closing of our Glen Rose, Texas manufacturing facility in the first quarter of 2007 and termination of the related leased portion in the second quarter of 2007, the sale and leaseback of our Plant City, Florida manufacturing facility in the fourth quarter of 2006 and the reduction of selling, general and administrative expenses.

In addition, based upon current backlog and projections of future contracts, management believes that our business for the second half of fiscal 2007 will contribute to a substantial recovery of our indirect expenses, leading to improved gross margins and elimination or significant reduction of operating losses. Management has developed an operating plan to manage costs in line with estimated total revenues for the remainder of fiscal 2007, including contingencies for further cost reductions if projected revenue growth and improvement in gross margins continue to not be fully realized. Accordingly, management believes that existing cash resources and operations will generate sufficient cash to meet continuing obligations for the foreseeable future.

However there can be no assurance that projected revenue growth and improvement in operating results will occur or that we will successfully implement our plans. In the event cash flow from operations is not sufficient, it is possible that we may require additional sources of financing in order to maintain our current operations. These additional sources of financing may include public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis when needed or at all.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

Reporting of Taxes Included in Sales

The Company has historically presented and will continue to present sales taxes on a gross sales basis. For the three and six months ended June 30, 2007 and 2006, such amounts totaled $455,000 and $833,000, respectively, and $416,000 and $783,000, respectively.

2)        Restricted Cash

Restricted cash as of June 30, 2007 consists of $3.3 million in cash collateral required for certain letters of credit and $0.8 million in cash collateral related to the promissory notes issued to Laurus Master Fund, Ltd. (“Laurus”). The $3.3 million balance of restricted cash for the letters of credit at June 30, 2007 reflects the release of approximately $4.2 million of previously restricted cash used for certain letters of credit during the six month period ended June 30, 2007. The $0.8 million balance of restricted cash related to the promissory notes at June 30, 2007 reflects the release of approximately $0.8 million of previously restricted cash, which was used by the Company to pay interest payments during the six month period ended June 30, 2007.

3)        Inventories

Inventories consist of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$4,750,000	$5,076,000
Work-in-process	366,000	829,000
Finished goods	377,000	377,000
	$5,493,000	$6,282,000

4)        Property and Equipment

In the first quarter of 2007 we closed our Glen Rose, Texas manufacturing facility. We subsequently moved much of our Texas inventory and fixed assets to our other factories. We did not incur any material costs associated with exit or disposal activities related to the closure of the Glen Rose facility. On May 3, 2007 we sold the land, building and equipment related to our steel shop in Texas for $0.5 million, the carrying amount of the assets. The portion of the Texas factory that we leased was concurrently sold by our landlord to the purchaser of the steel shop and the related lease was terminated. The lease had an expiration date of January 2008 and monthly rent of $25,000.

5)	Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), as of January 1, 2002. Pursuant to SFAS 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

During the fourth quarter of 2006, our stock price declined significantly. As a result of this and other indicators, we performed an initial impairment test at December 31, 2006 to determine if the value of goodwill was recoverable under the provisions of SFAS 142, and it was determined that an impairment existed. During the fourth quarter of 2006, we made an estimate of the impairment and recorded a non-cash impairment charge of $33.6 million to reduce our carrying value of goodwill to its implied fair value. Our initial estimate was based on the trading price of our stock and the present value of future cash flows. This estimated impairment charge recorded during the fourth quarter of 2006 represented, at the time, management’s best estimate available until a final independent measurement of impairment could be completed.

During the three months ended June 30, 2007, we completed the independent measurement of goodwill impairment, resulting in a determination that the remaining balance of goodwill was fully impaired. We performed the two step analysis required under SFAS 142 with the assistance of an independent third party appraiser. In the first step of the goodwill fair value determination, a revised reporting unit fair value was determined. This updated reporting unit fair value resulted from a combination of market approaches and an updated present value of future cash flows. Under the second step of goodwill fair value determination, this revised reporting unit fair value was then allocated to the underlying fair value of recorded assets and liabilities, in a manner similar to a purchase price allocation in accordance with SFAS 141. This allocation resulted in no remaining residual fair value to be implied for the reporting unit goodwill. As a result of this independent goodwill impairment measurement, we recognized an impairment loss of $38,303,000 during the three and six month periods ended June 30, 2007 to write down the carrying value of goodwill to zero as of June 30, 2007.

6)	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2007	2006
Accrued compensation	$1,500,000	$1,613,000
Accrued insurance expense	2,117,000	2,945,000
Warrant derivative liability	2,400,000	8,169,000
Accrued warranty	1,189,000	1,307,000
Sales tax payable	630,000	695,000
Other accrued liabilities	1,020,000	1,461,000
	$8,856,000	$16,190,000

7)	Long-term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
2006 Convertible Note due in 2009	$-	$1,466,000
Term Loan due in 2009	16,354,000	18,000,000

Long-term debt	16,354,000	19,466,000
Less: unamortized discount on Notes	(3,843,000)	(5,632,000)

Long-term debt, net	12,511,000	13,834,000
Less: current portion of Term Loan, net	(2,536,000)	(2,621,000)
Less: current portion of Convertible Note, net	-	(887,000)
Long-term debt	$9,975,000	$10,326,000

Long-term Debt

We have a $5 million term note and a $13 million term note outstanding with Laurus as of June 30, 2007 (the “Laurus Notes”). The $5 million term note and the $13 million term note bear interest at an adjustable rate equal to the prime rate as published in the Wall Street Journal, plus 2.5% and 3.75%, respectively. These interest rates will be adjusted with each adjustment in the prime rate. Principal payments of $271,000 commenced under the $13 million term note on February 28, 2007 and will continue on the same day of each month thereafter. Principal payments of $104,000 commenced under the $5 million term note to Laurus on April 1, 2007 and will continue on the same day of each month thereafter. The maturity dates of the $13 million term note and the $5 million term note are October 31, 2009 and December 28, 2009, respectively. The Laurus Notes may be prepaid in whole, but not in part or separately, at any time by paying Laurus 124% of the then aggregate outstanding principal balance and accrued interest. The Laurus Notes are secured by substantially all of our assets.

Amounts owed under the Laurus Notes may be accelerated and are subject to default rate interest charges under various circumstances, including, but not limited to, the failure to make principal or interest payments when due under the Laurus Notes, breaches of certain covenants, representations, conditions and warranties set forth in the Laurus Notes and the purchase agreement pursuant to which they were issued, including, without limitation, the failure to maintain on a monthly basis at least $9 million in cash and eligible accounts receivable, the occurrence of certain insolvency or bankruptcy events affecting us, a change of control in the Company, and certain judgments, liens and attachments in excess of permitted amounts. As of June 30, 2007, we were in compliance with all covenants.

Conversion of Debt

We issued a $5 million convertible note to Laurus in October 2006, of which $3.5 million of the principal amount was partially converted into 990,000 shares of common stock in December 2006. The remaining convertible note principal balance of $1.5 million was converted into 410,560 shares of common stock in February 2007. Upon the conversion of the remaining balance of the convertible note we accelerated the accretion of debt discount amortization of $0.5 million and amortization of debt issuance costs of $0.1 million.

Registration Rights Agreement

In connection with the sale and issuance of the $5 million convertible note and warrants to Laurus, we agreed pursuant to a Registration Rights Agreement to prepare and file, within 90 days following the issuance of the note and warrants, a registration statement with the U.S. Securities and Exchange Commission (“SEC”) covering the resale of the common stock issuable upon conversion of the note and exercise of the warrants. The Registration Rights Agreement was subsequently amended and restated to include the additional shares resulting from the reduction of the conversion price of the convertible note on December 28, 2006 and the issuance of the additional warrant in connection with such reduction. Pursuant to the Registration Rights agreement, if the registration statement covering all of the convertible note shares and related warrant shares is not declared effective by the SEC within the time period set forth in the agreement, we may be required to pay to Laurus a penalty of 1.0% of the principal amount of the Laurus Notes for each 30 day period that the effectiveness of the registration is delayed up to a maximum penalty of 10%. We can elect to pay up to 50% of the penalty in shares of our common stock, which would be based on the preceding ten day average market closing price prior to payment. The registration statement covering the shares issued upon conversion of the convertible note was filed within the 90 day time period and was declared effective by the SEC on April 26, 2007.

8)        Income Taxes

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

The Company is subject to taxation in the U.S. and various state jurisdictions and is subject to examination due to the carryforward of unutilized net operating losses. During 2006, the Company satisfactorily completed an Internal Revenue Service tax audit covering the tax years 2002, 2003 and 2004, leaving the tax years 2005 and forward subject to examination by the Internal Revenue Service. The Company’s tax years 2002 and forward are subject to examination by California tax authorities.

The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $19.2 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred, however, the Company plans to complete an analysis under Section 382 of the Internal Revenue Code regarding the limitation of the net operating losses and research and development credits. When this project is completed, the Company plans to update their unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the full valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

9)        Warrants and Warrant Derivative Liability

There were no warrants granted, exercised or forfeited for the three and six months ended June 30, 2007. As of June 30, 2007, outstanding warrants to purchase our common stock totaled 3,943,704 at a weighted-average exercise price of $7.00 per share.

Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) requires quarterly analysis of criteria which must be met in order to classify warrants issued in a company’s own stock as either equity or as a derivative liability. Evaluation of these criteria as of June 30, 2007 resulted in the determination that the outstanding warrants should continue to be classified as derivative liabilities.

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. We valued all warrant derivative liabilities as of June 30, 2007 using a Black-Scholes-Merton option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility ranging from 46.9% to 49.8%, risk free interest rate ranging from of 4.78% to 4.87% and a remaining contractual life ranging from 2.5 years to 6.5 years. Due primarily to the decrease in our stock price from $3.14 at March 31, 2007 to $2.70 at June 30, 2007, the valuation conducted as of June 30, 2007 resulted in a non-cash gain of $0.9 million for the three month period ended June 30, 2007, with a corresponding decrease in the warrant derivative liability, which is included as a component of accrued liabilities at June 30, 2007. As of June 30, 2007, the total fair value of the warrant derivative liability is $2.4 million.

10)     Basic and Diluted Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to cancellation. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the $5 million convertible note (using the if-converted method). See also Note 7 regarding the conversion of the $5 million convertible note during the six month period ended June 30, 2007.

Due to the net losses reported for the three and six month periods ended June 30, 2007 and 2006, basic and diluted net loss per common share are the same, as the effect of any potential dilutive shares would be anti-dilutive to reported loss per common share. Therefore, for the three and six month periods ended June 30, 2007, 5,176,029 options and warrants to purchase common stock were excluded from diluted loss per share. Diluted loss per share also excludes 129,292 shares for the six months ended June 30, 2007, for shares issuable upon conversion of convertible notes. Additionally, 519,838 shares in unvested restricted stock are excluded from diluted loss per share for the three and six month periods ended June 30, 2007.

11)     Stock-Based Compensation

Stock options

Our stock-based compensation consists of various stock option plans which grant stock options to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company. Refer to Note 14 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information related to these stock-based compensation plans.

The per share weighted-average fair value of stock options granted during the three and six months ended June 30, 2007 were $1.97 and $1.81, respectively. We use the Black-Scholes-Merton (“BSM”) option pricing model to estimate the fair value of stock-based awards, with the following weighted-average assumptions for the indicated periods:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007
Expected dividend yield	0%	0%
Average risk-free interest rate	4.46%	4.44%
Expected volatility	46.51%	46.10%
Expected life of options (in years)	5.75 years	5.75 years

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

The following table represents stock option activity for the six months ended June 30, 2007:

	Number of	Weighted- Average
	Shares	Exercise Price
Outstanding options at December 31, 2007	1,210,525	$7.04
Granted	21,800	3.66
Exercised	-	-
Forfeited	-	-

Outstanding options at June 30, 2007	1,232,325	$6.98

There were no options exercised during the three and six months ended June 30, 2007. Therefore, the aggregate intrinsic value of options exercised was zero for the three and six months ended June 30, 2007.

Shares available for future stock option grants were 998,127 at June 30, 2007. At June 30, 2007, there was no intrinsic value of either options outstanding or options exercisable.

Restricted Stock

Shares of restricted stock are granted to certain officers and members of the management team. The restricted stock activity for the six month period ended June 30, 2007, is summarized below:

		Weighted- Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding restricted stock grants at December 31, 2006	422,467	$7.56
Granted	97,371	2.74
Canceled	-	-

Outstanding restricted stock grants at June 30, 2007	519,838	$6.66

During the three and six months ended June 30, 2007, we recognized $410,000 and $838,000, respectively, in stock-based compensation expense, and as of June 30, 2007, there was $3.9 million in unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 2.1 years.

12)     Recent Accounting Pronouncements

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We were required to adopt FIN 48 effective January 1, 2007. Implementation of this new standard did not have a significant impact on our financial position, results of operation or cash flows. See also Note 8 - Income Taxes.

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

Accrual for Worker’s Compensation Reserve

Accrued liabilities includes an accrual for worker’s compensation reserve. Prior to July 31, 2006, we were self-insured for workers compensation under a high deductible program. Management bases its accrual estimate on input from the insurance carrier which includes information regarding open and closed cases, historical costs associated with those claims, certain developed costs and an estimate of Incurred But Not Reported claims. Variation from the estimates of future liability claims from the pre-July 31, 2006 claims is not only possible, but probable. The inherent variability may result in actual costs being either above or below the estimates recorded on our consolidated financial statements.

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

Valuation of Warrant Derivatives

The valuation of our warrant derivatives are determined primarily by the Black-Scholes option pricing model. A warrant derivative liability is determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that our derivative liability is inversely related to our stock price resulting in a non-cash gain or loss that impacts our earnings and earnings per share.

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

The modular re-locatable classroom industry is highly competitive with the market divided among a number of privately-owned companies each of whose share of the market is smaller than ours. The nonresidential modular building industry is highly competitive and fragmented. It is composed primarily of regionally based private companies, each with a single manufacturing facility.

In the first quarter of 2007 we closed our Glen Rose, Texas manufacturing facility. We subsequently moved much of our Texas inventory and fixed assets to our other factories. We did not incur any material costs associated with exit or disposal activities related to the closure of the Glen Rose facility. On May 3, 2007 we sold the land, building and equipment related to our steel shop in Texas for $0.5 million, the carrying amount of the assets. The portion of the Texas factory that we leased was concurrently sold by our landlord to the purchaser of the steel shop and the related lease was terminated. The lease had an expiration date of January 2008 and monthly rent of $25,000.

Revenues were $24.0 million and $51.5 million for the three and six months ended June 30, 2007, respectively, down 45.8% and 36.5%, respectively, from the corresponding periods of the prior year. The decline was due primarily to a general slowdown in the California education and commercial markets, customer imposed delays on certain large educational projects, increased competitive pressure in all markets, and declining school enrollment in Florida. Decreases in the California education market for modular construction and increased competitive pressure have resulted from the substantial change in the contract bidding process, which changed in January 2006 but did not substantially affect our revenues until the end of 2006 and into 2007.

As of July 31, 2007, the backlog of sales orders was approximately $51.3 million, down from approximately $78.1 million at July 31, 2006. The backlog by region as of July 31, 2007 was as follows: California - $41.9 million; Arizona - $2.1 million; and Florida - $7.3 million. This compares to the backlog by region as of July 31, 2006, which was as follows: California - $66.0 million; Arizona/Texas - $7.3 million; and Florida - $4.9 million. The decrease in backlog is primarily due to decreased education orders in California and decreased orders in Texas which resulted in the closure of our Glen Rose, Texas manufacturing facility.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in our statements of operations.

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	102.2	93.5	98.9	93.7
Gross (loss) profit	(2.2)	6.5	1.1	6.3
Selling, general and administrative expenses	15.5	8.0	14.3	8.4
Impairment loss on goodwill	159.4	-	74.3	-
Loss income from operations	(177.1)	(1.6)	(87.6)	(2.1)
Other (expense) income:
Interest expense	(2.1)	(1.2)	(2.1)	(2.1)
Interest income	0.3	0.3	0.3	0.3
Loss on extinguishment of debt	-	-	-	(2.5)
Gain on warrant and embedded derivatives	3.9	8.4	11.2	5.5
Amortization of debt issuance costs	(0.5)	(0.3)	(0.7)	(0.6)
Accretion of debt discount	(3.2)	(2.5)	(3.5)	(1.7)
Early debt conversion fee	-	(4.2)	-	(2.3)
Other income, net	0.1	0.4	0.1	0.3
	(1.5)	0.9	5.3	(3.1)

Loss before income taxes	(178.6)	(0.7)	(82.3)	(5.2)
Income tax expense (benefit)	-	-	-	-
Net loss	(178.6)%	(0.7)%	(82.3)%	(5.2)%

Net Sales

Net sales for the quarter ended June 30, 2007, decreased to $24.0 million from $44.3 million for the quarter ended June 30, 2006, a decrease of $20.3 million or 45.8%. When compared to the corresponding period in the prior year, in the quarter ended June 30, 2007 California sales of $15.0 million were down 43.5%; Florida sales of $4.7 million were down 56.5%; Arizona sales of $4.3 million were down 13.8% and we had no sales in Texas compared to $1.9 million in the quarter ended June 30, 2006. As described in the preceding “Overview” we closed our Glen Rose, Texas facility in the first quarter of 2007.

Net sales for the six months ended June 30, 2007, decreased to $51.5 million from $81.2 million for the six months ended June 30, 2006, a decrease of $29.7 million or 36.6%. When compared to the corresponding period in the prior year, in the six months ended June 30, 2007 California sales of $32.4 million were down 33.2%; Florida sales of $9.5 million were down 44.6%; Arizona sales of $9.6 million were down 6.0% and we had no sales in Texas compared to $5.3 million in the six months ended June 30, 2006.

The decrease in sales in 2007 in California was primarily due to lower sales volume in the education and commercial markets, due to a general slowdown in those markets. The change in the education market is caused primarily by the change in the contracting system (as described below), delays imposed by our customers on various large educational projects, and a relative flattening of California school enrollment in recent years. The decrease in the commercial market can also be attributed to the slowdown in the housing market.

It is believed that the demise of the piggyback contracting system in California in the prior year continues to have an adverse affect on our sales volume into the first half 2007. Prior to January 27, 2006 many school districts in California utilized “piggy-back” contracts which allowed them to order buildings off of contracts bid and entered into by builders, including Modtech, with other school districts. Since January 27, 2006, these piggyback contracts have not been allowed. As a result, more public bids occur for the same volume of work. The change to a public bidding process has resulted in increased competitive pressures. In the first half of 2006, much of the revenue was recognized under the old piggyback contracting system due to the long-term nature of our California education contracts. In the first half of 2007, all of the California education revenue was recognized under the more competitive public bid contracting system.

California public school enrollment has been essentially flat over the last three years and spending for new schools has slowed from prior years. This leveling off of school enrollment has led to less demand for new school construction, causing a higher percentage of school bond money for modernization of existing structures and less on new permanent construction. Even the fast growing school districts are proceeding carefully given the slowdown in other districts. Money is available but spending has been slowed. The modernization work that has benefited the leasing companies has not resulted in relocatable classroom sales for Modtech as leasing company fleet utilization has not required purchases of significant numbers of new equipment.

The sales decrease in Florida in 2007 was due to project delays in the education market, primarily from two large customers, and an overall decrease in the education market. The sales decrease in the Florida education market is the result of recently declining school enrollment. For the school year just completed, public school enrollment in Florida declined for the first time since 1982. More than half of the school districts reported a decline and many school districts are now considering school closures.

Gross (Loss) Profit

Gross loss for the quarter ended June 30, 2007 was $0.5 million, a decrease of $3.4 million from the gross profit of $2.9 million recorded in the corresponding prior year period. Gross loss as a percentage of net sales decreased to (2.2)% in the quarter ended June 30, 2007, down from a gross profit margin of 6.5% in the quarter ended June 30, 2006.

Gross profit for the six months ended June 30, 2007 was $0.6 million, a decrease of $4.6 million from the gross profit of $5.2 million recorded the corresponding prior year period. Gross profit as a percentage of net sales decreased to 1.1% in the six months ended June 30, 2007, down from a gross margin of 6.3% in the six months ended June 30, 2006.

Our gross profit margin declined as revenues declined because we were not able to adequately cover our fixed manufacturing costs, particularly due to continued production delays in key education projects in California and Florida.

Selling, General and Administrative Expenses

In the quarter ended June 30, 2007, selling, general and administrative (“SG&A”) expenses increased $0.1 million over the prior year to $3.7 million with SG&A costs representing 15.5% of net sales compared to 8.0% of net sales in the prior year. The increase in SG&A was primarily attributable to an increase in non-cash stock compensation expense of $0.2 million. SG&A has increased as a percentage of sales due to the decrease in sales discussed above.

For the six months ended June 30, 2007, selling, general and administrative (“SG&A”) expenses increased $0.5 million over the prior year to $7.4 million with SG&A costs representing 14.3% of net sales compared to 8.4% of net sales in the prior year. The increase in SG&A was primarily attributable to an increase in non-cash stock compensation expense of $0.5 million. SG&A has increased as a percentage of sales due to the decrease in sales discussed above.

Impairment Loss on Goodwill

During the fourth quarter of 2006, our stock price declined significantly and in the first quarter of 2007 our market capitalization fell below the amount of our recorded equity. As a result of the existence of this and other indicators, we performed an impairment test to determine if the value of goodwill was recoverable under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and it was determined that an impairment existed. As a result of this test, we recorded an estimated non-cash impairment charge of $33.6 million in the fourth quarter of 2006 to reduce our carrying value of goodwill to its implied fair value. The fair value estimate used in the initial goodwill impairment test was based on the trading price of our stock and the present value of future cash flows. The final measurement of the impairment was not completed in its entirety. This initial impairment charge represented management’s best estimate as to the actual charge.

During the three months ended June 30, 2007, we completed the final measurement of goodwill impairment, resulting in a determination that the remaining balance of goodwill was fully impaired. The fair value calculation was based on market approaches and an updated present value of future cash flows. As a result of this independent goodwill impairment measurement, we recognized an impairment loss for the remaining balance of goodwill of $38.3 million for the three and six month periods ended June 30, 2007. As a result of this full impairment recognition, goodwill has been reduced to zero as of June 30, 2007.

Loss from Operations

Loss from operations for the three and six months ended June 30, 2007, totaled $42.5 million and $45.1 million, respectively. When excluding the $38.3 goodwill impairment loss, operating losses were $4.2 million, or 17.6% of net sales, for the quarter ended June 30, 2007 up from $0.7 million in losses, or 1.6% of net sales, for the quarter ended June 30, 2006. When excluding the $38.3 goodwill impairment loss, operating losses were $6.8 million, or 13.1% of net sales, for the six month period ended June 30, 2007 up from $1.7 million in losses, or 2.1% of net sales, for the six month period ended June 30, 2006. The increase in operating losses in 2007, excluding the $38.3 goodwill impairment loss, was a result of the decline in net sales and gross margins and the increase in SG&A expenses as discussed above.

Other (Expense) Income

Interest expense decreased slightly to $497,000 in the quarter ended June 30, 2007 compared to $536,000 in the quarter ended June 30, 2006. Interest expense decreased by $0.6 million for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006. These decreases are attributable to reduced debt balances over the same period.

For the six months ended June 30, 2006 we recognized a $2.1 million loss on extinguishment of debt. This consisted of the write off of the unamortized debt issue costs of the Fortress Credit Corp. credit facility when it was replaced in the first quarter of 2006 with a credit facility from Bank of America N.A. No similar transaction or loss occurred during the six months ended June 30, 2007.

We recognized a non-cash gain of $0.9 million and $5.8 million related to warrant derivatives during the three and six month periods ended June 30, 2007, respectively. This compared to a gain recognized of $3.7 million and $4.5 million related to warrant and embedded derivatives for the three and six month periods ended June 30, 2006, respectively. These gains were due to a decrease in the trading price of our stock for the respective periods, which caused our warrant derivative liability to decrease.

Amortization of debt issuance costs was $0.1 million for both the three months ended June 30, 2007 and 2006, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively.

Accretion of debt discount for the three months ended June 30, 2007 was $0.8 million, compared to an accretion of $1.1 million for the three months ended June 30, 2006. Accretion of debt discount for the three months ended June 30, 2006 included a $0.9 million incremental non-cash charge related to the conversion of convertible notes, which did not occur for the three months ended June 30, 2007. Accretion of debt discount for the six months ended June 30, 2007 was $1.8 million, compared to an accretion of $1.4 million for the six months ended June 30, 2006. Accretion on debt discount for the six months ended June 30, 2007 and 2006 included $0.5 million and $0.9 million, respectively, in incremental non-cash charges related to the conversion of convertible notes

For the three and six months ended June 30, 2006 we recognized a non-cash early debt conversion fee of $1.9 million for the fair value of 189,189 restricted shares issued to a former note holder as consideration for the early conversion of a portion of convertible notes. No similar transaction occurred during the three and six month periods ended June 30, 2007.

Income Tax Expense (Benefit)

No benefit for income tax was recorded for the three and six month periods ended June 30, 2007. Although we expect to return to profitability in 2007 or early 2008, no tax benefit was recognized because under applicable accounting standards our cumulative losses for the three years ended December 31, 2006 are deemed to have created significant negative evidence that it is more likely than not that we will not be able to realize our net deferred tax assets. Therefore, a valuation allowance has been recorded against our net deferred tax assets.

Liquidity and Capital Resources

In recent years we have funded our operations and capital expenditures primarily with cash generated internally by operations, borrowings under various credit facilities, cash received from exercised options and private placements of equity.

Cash and cash equivalents were $2.7 million at June 30, 2007 compared to $6.3 million at December 31, 2006. The decrease was primarily due to the loss from operations, excluding the non-cash impairment loss on goodwill and non-cash stock compensation expense, and payments on our accounts payable, offset by cash provided by reductions in restricted cash and a decrease in accounts receivable.

Cash totaling $5.9 million was used by operating activities during the six months ended June 30, 2007 compared to cash used by operating activities of $1.1 million during the six months ended June 30, 2006. During the six months ended June 30, 2007, net income, adjusted for non-cash expenses from depreciation and amortization, provision for contract adjustments, gain on sale of equipment, stock compensation expense, impairment loss on goodwill, gain on derivative liability and accretion on debt discount used $5.9 million of operating cash. Changes in remaining working capital balances offset during this period and did not use a significant amount of cash.

Net cash used by investing activities was $0.3 million in the six months ended June 30, 2007, which consisted of $0.8 million for capital expenditures offset by $0.6 million in proceeds from sale of property and equipment. Sales of property and equipment consisted primarily of $0.5 million in proceeds received from the sale of land, building and equipment at our closed facility in Texas during the three months ended June 30, 2007.

Net cash provided by financing activities was $2.6 million during the six months ended June 30, 2007 consisting of proceeds from the reduction of restricted cash of $4.2 million, partially offset by $1.6 million in principal payments on long-term debt. During the six months ended June 30, 2007, the remaining principal balance of $1.5 million of the convertible note to Laurus Mater Fund, Ltd. was converted into 410,560 shares of our common stock. Upon the conversion we accelerated the accretion of debt discount amortization of $0.5 million and amortization of debt issuance costs of $0.1 million for the six months ended June 30, 2007, both of which were incremental non-cash charges.

Management‘s goals are to address liquidity issues, minimize losses and improve operating results in the remainder of fiscal 2007. Management has taken, and continues to take, actions to meet these goals, including restructuring debt agreements to extend maturities in the fourth quarter of 2006, closing of our Glen Rose, Texas manufacturing facility in the first quarter of 2007 and termination of the related leased portion in the second quarter of 2007, the sale and leaseback of our Plant City, Florida manufacturing facility in the fourth quarter of 2006 and the reduction of selling, general and administrative expenses.

In addition, based upon current backlog and projections of future contracts, management believes that our business for the second half of fiscal 2007 will contribute to a substantial recovery of our indirect expenses, leading to improved gross margins and elimination or significant reduction of operating losses. Management has developed an operating plan to manage costs in line with estimated total revenues for the remainder of fiscal 2007, including contingencies for further cost reductions if projected revenue growth and improvement in gross margins continue to not be fully realized. Accordingly, management believes that existing cash resources and operations will generate sufficient cash to meet continuing obligations for the foreseeable future.

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

INTEREST RATE RISK

We are exposed to the risk of fluctuation in interest rates. We do not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Our outstanding term notes with Laurus Master Fund, Ltd. bear interest at adjustable rates equal to the prime rate, as published in the Wall Street Journal, plus 2.5% to 3.75%. As of June 30, 2007, the prime rate was 8.25%. The current principal debt outstanding under these notes at June 30, 2007 is $16.4 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $164,000 per annum.

CREDIT RISK

Our credit terms generally are “net 30” for dealer accounts and defined by contracts which vary for direct sales. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been less than 1.0% of sales and within our expectations.

DERIVATIVE LIABILITY RISK

We are exposed to the risk of fair value derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increase or decrease, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of June 30, 2007, a $1 increase or decrease in our stock price results in a non-cash derivative loss or gain of approximately $1.5 million to $2.0 million. For the three and six months ended June 30, 2007, we experienced a $0.9 million and a $5.8 million non-cash gain on warrant derivatives, respectively, due to the decrease in our stock price from $4.95 at December 31, 2006 to $2.70 at June 30, 2007.

Item 4. Controls And Procedures

  a. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and concluded that our disclosure controls and procedures were not effective as of June 30, 2007, because certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K Report”) had not been remediated as of June 30, 2007.

The material weaknesses reported in our 2006 10-K Report that had not been remediated as of June 30, 2007 were as follows:

•
We continue to lack the necessary depth of personnel with sufficient technical accounting expertise to ensure that the preparation of interim and annual financial statements are without material misstatements.

•
Our procedures associated with accounting for our long-term revenue contracts continue to be insufficient to ensure that revenue and costs are properly reflected in our consolidated financial statements.

  b. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  c. Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Our plan to remediate the material weaknesses remaining as of June 30, 2007 is as follows:

•	We are utilizing outside consulting resources for documentation, testing and monitoring of key controls.

•	We are currently evaluating all finance personnel to ensure that appropriate skills and training are maintained in all critical positions.

Our management believes that, when completed, the above measures will remediate our material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various claims, complaints and other legal actions that arise in the normal course of business from time to time. We believe the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on our results of operations or financial position.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our most recently filed report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None in the reporting period.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 19, 2007, the seven nominees for the board of directors were elected based on the following votes:

Nominee	For	Withheld

Robert W. Campbell	14,157,199	3,199,302
Daniel J. Donahoe III	14,594,623	2,761,878
Stanley N. Gaines	14,197,321	3,159,180
Charles R. Gwirtsman	13,789,361	3,567,140
Charles C. McGettigan	13,789,386	3,567,115
Dennis L. Shogren	14,197,321	3,159,180
Myron A. Wick III	13,789,361	3,567,140

There are no other members of the board of directors. No other matters were voted on at the meeting.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Name of Exhibit

3.1(1)	Certificate of Incorporation of the Company.

3.2(1.1)	Bylaws of the Company.

10.1(2)	Company’s 1994 Stock Option Plan.

10.2(2)	Company’s 1996 Stock Option Plan.

10.3(2)	Company’s 1999 Stock Option Plan.

10.4(2)	Company’s 2002 Stock Option Plan.

10.5(3)	Employment Agreement between the Company and Dennis L. Shogren.

10.6(3.1)	Employment Agreement between the Company and Ronald Savona.

10.7(3.2)	Employment Agreement between the Company and Kenneth S. Cragun.

10.8(2)	Separation Agreement between the Company and Evan M. Gruber.

10.9(2)	Separation Agreement between the Company and Michael G. Rhodes.

10.10(2)	Employment Agreement between the Company and David M. Buckley

10.11(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett property in Perris, California

10.12(4)	Lease between the Company and BMG, relating to the property in Lathrop, California

10.13(5)	Conversion and Repurchase Agreement, dated October 31, 2006

10.14(6)	Securities Purchase Agreement, dated December 31, 2004

10.15(6)	Senior Subordinated Secured Convertible Note, dated December 31, 2004

10.16(6)	Warrant to Purchase Common Stock issued December 31, 2004

10.17(6)	Registration Rights Agreement, dated December 31, 2004

10.18(6)	Pledge and Security Agreement, dated December 31, 2004

10.19(6)	Intercreditor Agreement, dated December 31, 2004

10.20(6)	Amendment and Forbearance Agreement among the Company, Wells Fargo Bank, N.A., Union Bank of California, N.A. and Comerica Bank California, dated December 29, 2004.

10.21(7)	Financing Agreement between the Company and Fortress Credit Corp. as administrative agent, dated February 25, 2005.

10.22(8)	Amendment Number 1 to Industrial Real Estate Lease between Modtech Holdings, Inc. and BMG2 Enterprises, dated July 29, 2005

10.23(8)	Sublease between Modtech Holdings, Inc. and Boise Building Solutions Distribution, L.L.C., dated July 29, 2005

Exhibit
Number	Name of Exhibit

10.24(9)	Securities Purchase Agreement with Peninsula Fund, L.P. and others, dated August 5, 2005

10.25(9)	First Amendment and Waiver of Financing Agreement between Fortress and Modtech Holdings, Inc., dated August 5, 2005

10.26(9)	First Amendment and Restated Registration Rights Agreement, dated August 5, 2005

10.27(9)	Amended and Restated Senior Subordinated Secured Convertible Note, dated August 5, 2005

10.28(9)	Consent, Waiver, Amendment and Exchange Agreement, dated August 5, 2005 (“Waiver”)

10.29(9)	Form of Voting Agreement executed pursuant to Waiver

10.30(9)	Form of Lock Up Letter executed pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.31(9)	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.32(9)	Warrant for 8,276 shares of common stock, dated August 5, 2005

10.33(10)	Second Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated September 19, 2005

10.34(11)	Third Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated December 22, 2005

10.35(12)	Intercreditor Agreement with Bank of America, N.A., dated, March 31, 2006

10.36(12)	Loan and Security Agreement with Bank of America, N.A., dated March 31, 2006

10.37(12)	Amendment Agreement, dated March 31, 2006

10.38(13)	Amendment to 2002 Stock Option Plan, dated June 13, 2006

10.39(14)	Exchange of Senior Subordinated Secured Convertible Notes, dated May 3, 2006

10.40(15)	Securities Purchase Agreement with Laurus Master Fund, Ltd. (and attached exhibits), dated October 21, 2006

10.41(15)	Intellectual Property Security Agreement, dated October 31, 2006

10.42(15)	Master Security Agreement with Laurus Master Fund, Ltd., dated October 31, 2006

10.43(15)	Registration Rights Agreement with Laurus Master Fund, Ltd., dated October 31, 2006

10.44(15)	Sale and Purchase Agreement and Joint Escrow Instructions with NL Ventures V, L.P. dated November 1, 2006

10.45(15)	Lease Agreement with NL Ventures V Plant City, L.P. dated November 1, 2006

10.46(16)	Registration Rights Agreement with Amphora Limited, dated October 31, 2006

10.47(16)	Conversion and Repurchase Agreement, dated October 31, 2006

10.48(17)	Amendment and Waiver Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

10.49(17)	Securities Purchase Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

Exhibit
Number	Name of Exhibit

10.50(17)	Secured Term Note issued to Laurus Master Fund, Ltd., dated December 28, 2006

10.51(17)	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd., dated December 28, 2006

10.52(17)	Amended and Restated Registration Rights Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

(1.1)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).

(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 22, 2006 (Commission File No. 000-25161).

(3.1)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on February 13, 2006 (Commission File No. 000-25161).

(3.2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on June 25, 2007 (Commission File No. 000-25161).

(4)	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on November 1, 2002 (Commission File No. 000-25161).

(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).

(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on March 2, 2005 (Commission File No. 000-25161).

(8)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q/A filed with the Commission on October 17, 2005 (Commission File No. 000-25161).

(9)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on August 9, 2005 (Commission File No. 000-25161).

(10)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 23, 2005 (Commission File No. 000-25161).

(11)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on December 29, 2005 (Commission File No. 000-25161).

(12)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 4, 2006 (Commission File No. 000-25161).

(13)	Incorporated by reference to Modtech Holdings, Inc.’s Definitive Proxy Statement filed with the Commission on May 5, 2006 (Commission File No. 000-25161).

(14)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on August 14, 2006 (Commission File No. 000-25161).

(15)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 14, 2006

(16)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on November 1, 2006 (Commission File No. 000-25161).

(17)	Incorporated by reference to Modtech Holdings, Inc. Form 8-K filed with the Commission on January 4, 2007 (Commission File No. 000-25161).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODTECH HOLDINGS, INC.

Date: August 10, 2007	by:	/s/ KENNETH S. CRAGUN
Kenneth S. Cragun Chief Financial Officer and Chief Accounting Officer

	by:	/s/ DENNIS L. SHOGREN
Dennis L. Shogren President and Chief Executive Officer