Form 10-Q
period 2007-09-30
MODTECH HOLDINGS INC
filed 2007-11-13
CIK 1075066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of November 7, 2007 there were 21,419,415 Shares of the Registrant’s Common Stock outstanding.

Modtech Holdings, Inc.
Index to Form 10-Q

PART I.	FINANCIAL INFORMATION	Page #

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets
	As of September 30, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Operations
	For the Three and Nine Months Ended September 30, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows
	For the Nine Months Ended September 30, 2007 and 2006	6

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4T.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24-27

Signatures		28

MODTECH HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Modtech Holdings, Inc. and subsidiaries (“Modtech”, “we”, “our”, or the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, we believe that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The condensed consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,846,000	$6,292,000
Restricted cash	3,348,000	9,139,000
Contracts receivable, less allowance for contract adjustments of $2,165,000 and
$2,358,000 in 2007 and 2006, respectively	17,567,000	27,910,000
Costs and estimated earnings in excess of billings on contracts	11,744,000	16,144,000
Inventories	5,839,000	6,282,000
Prepaid assets	604,000	1,032,000
Insurance receivable	3,391,000	3,535,000
Other current assets	405,000	112,000

Total current assets	45,744,000	70,446,000

Property and equipment, net	10,278,000	11,118,000
Goodwill	-	38,303,000
Debt issuance costs, net	862,000	1,369,000
Other assets	1,953,000	1,574,000

Total assets	$58,837,000	$122,810,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,208,000	$22,419,000
Accrued liabilities	7,328,000	16,190,000
Billings in excess of costs and estimated earnings on contracts	2,702,000	2,009,000
Current maturities of long-term debt, net	2,646,000	3,508,000

Total current liabilities	25,884,000	44,126,000

Long-term debt, net, excluding current portion	9,497,000	10,326,000
Other long-term liabilities	1,457,000	1,517,000

Total liabilities	36,838,000	55,969,000
Shareholders’ equity:
Series A preferred stock, $0.01 par value. Authorized 5,000,000 shares;
no shares issued and outstanding in 2007 and 2006	-	-
Common stock, $0.01 par value. Authorized 55,000,000 shares; issued and
outstanding 21,419,415 and 21,008,855 in 2007 and 2006, respectively	214,000	210,000
Additional paid-in capital	136,288,000	133,571,000
Accumulated deficit	(114,503,000)	(66,940,000)

Total shareholders’ equity	21,999,000	66,841,000

Total liabilities and shareholders’ equity	$58,837,000	$122,810,000

See notes to unaudited condensed consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$21,817,000	$45,583,000	$73,348,000	$126,794,000
Cost of goods sold	23,024,000	42,668,000	73,995,000	118,724,000

Gross (loss) profit	(1,207,000)	2,915,000	(647,000)	8,070,000

Selling, general and administrative expenses	3,737,000	3,672,000	11,118,000	10,526,000
Impairment loss on goodwill	-	-	38,303,000	-

Loss from operations	(4,944,000)	(757,000)	(50,068,000)	(2,456,000)

Other (expense) income:
Interest expense	(448,000)	(379,000)	(1,506,000)	(2,044,000)
Interest income	61,000	60,000	200,000	299,000
Loss on extinguishment of debt	-	-	-	(2,057,000)
Gain on warrant and embedded derivatives	783,000	2,220,000	6,552,000	6,698,000
Amortization of debt issuance costs	(122,000)	(146,000)	(507,000)	(600,000)
Accretion of debt discount	(533,000)	(569,000)	(2,321,000)	(1,949,000)
Early debt conversion fee	-	-	-	(1,864,000)
Other income, net	40,000	74,000	87,000	278,000

	(219,000)	1,260,000	2,505,000	(1,239,000)

(Loss) income before income taxes	(5,163,000)	503,000	(47,563,000)	(3,695,000)
Income tax expense (benefit)	-	-	-	-

Net (loss) income	$(5,163,000)	$503,000	$(47,563,000)	$(3,695,000)

Basic (loss) income per common share	$(0.24)	$0.03	$(2.23)	$(0.20)

Basic weighted-average shares outstanding	21,419,000	18,966,000	21,334,000	18,044,000

Diluted (loss) income per common share	$(0.24)	$0.03	$(2.23)	$(0.20)

Diluted weighted-average shares outstanding	21,419,000	19,432,000	21,334,000	18,044,000

See notes to unaudited condensed consolidated financial statements.

MODTECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(47,563,000)	$(3,695,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,708,000	1,905,000
Provision for contract adjustments	226,000	-
Loss on extinguishment of debt	-	2,057,000
Gain on sale of equipment	(55,000)	-
Stock compensation expense	1,256,000	773,000
Impairment loss on goodwill	38,303,000	-
Gain on derivative liability	(6,552,000)	(6,698,000)
Accretion of debt discount	2,321,000	1,948,000
Early debt conversion fees settled with shares of common stock	-	1,864,000
Decrease (increase) in assets:
Restricted cash	1,326,000	-
Contracts receivable	10,117,000	11,058,000
Costs and estimated earnings in excess of billings	4,400,000	(5,171,000)
Inventories	443,000	4,083,000
Other current and non-current assets	(100,000)	(2,672,000)
(Decrease) increase in liabilities:
Accounts payable	(9,211,000)	160,000
Accrued liabilities	(2,310,000)	(5,240,000)
Billings in excess of costs	693,000	(837,000)

Net cash used in operating activities	(4,998,000)	(465,000)

Cash flows from investing activities:
Purchase of property and equipment	(922,000)	(1,266,000)
Proceeds from sale of property and equipment	556,000	-

Net cash used in investing activities	(366,000)	(1,266,000)

Cash flows from financing activities:
Net principal payments under revolving credit line	-	(1,519,000)
Principal payments on long-term debt	(2,547,000)	(12,895,000)
Decrease in restricted cash	4,465,000	11,452,000
Payment of debt issuance costs	-	(523,000)
Net proceeds from issuance of common stock	-	5,941,000

Net cash provided by financing activities	1,918,000	2,456,000

Net (decrease) increase in cash and cash equivalents	(3,446,000)	725,000
Cash and cash equivalents at beginning of period	6,292,000	3,263,000

Cash and cash equivalents at end of period	$2,846,000	$3,988,000

Non-cash financing activity:
Conversion of convertible debt to common stock	$1,466,000	$8,333,000

See notes to unaudited condensed consolidated financial statements

MODTECH HOLDINGS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
September 30, 2007

1)        Description of Business and Basis of Presentation

Description of Business

Modtech Holdings, Inc. and its subsidiaries (“Modtech”, “we”, “our”, or the “Company”) design, manufacture, market and install modular and relocatable classrooms and commercial and light industrial modular buildings.

Our classrooms are sold primarily to California school districts. Our modular classrooms include standardized units prefabricated at our manufacturing facilities, as well as customized units that are modular in design but constructed on site using components we manufacture. We also sell both standard and custom classrooms outside California, principally in Florida, Arizona and Nevada.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of September 30, 2007 we had cash and cash equivalents of $2.8 million and working capital of $19.9 million. For the nine months ended September 30, 2007, we had a net loss of $47.6 million (including an impairment loss on goodwill of $38.3 million) and negative cash flow from operating activities of $5.0 million, and as of September 30, 2007 had an accumulated deficit of $114.5 million.

In order to address liquidity issues, minimize losses and improve operating results in the remainder of fiscal 2007 and the first half of 2008, management continues to reduce overhead, direct and indirect labor expenses and selling, general and administrative expenses. On October 9, 2007, we laid off approximately 30% of our workforce which included a significant number of general and administrative staff. We also centralized certain administrative and accounting functions in our California location.

Based upon current backlog and projected future contracts, management believes that our business for the remainder of fiscal 2007 and the first half of 2008 will contribute to a significant improvement in operating results. Accordingly, management believes that existing cash resources and operations will generate sufficient cash to meet continuing obligations for the foreseeable future. If projected revenue growth and improvement in gross margins are not fully realized, further cost reductions will be implemented.

Projected revenue growth and improvement in operating results may not occur, in which event our cash position may not be sufficient to maintain our current operations. In addition to further cost reductions, we may then require additional sources of financing to maintain operations. These additional sources of financing may include public or private offerings of equity or debt. Management believes it will have access to these financing sources when needed, but cannot be certain that such additional sources of financing will be available on acceptable terms when needed.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

Reporting of Taxes Included in Sales

The Company has historically presented and will continue to present sales taxes on a gross sales basis. For the three months ended September 30, 2007 and 2006, such amounts totaled $200,000 and $485,000, respectively. For the nine months ended September 30, 2007 and 2006, such amounts totaled $1,033,000 and $1,268,000, respectively.

2)        Restricted Cash

Restricted cash as of September 30, 2007 consists of $3.0 million in cash collateral required for certain letters of credit and $0.3 million in cash collateral related to the promissory notes issued to Laurus Master Fund, Ltd. (“Laurus”). The $3.0 million balance of restricted cash for the letters of credit at September 30, 2007 reflects the release of approximately $4.5 million of previously restricted cash used for certain letters of credit during the nine month period ended September 30, 2007. The $0.3 million balance of restricted cash related to the promissory notes at September 30, 2007 reflects the release of approximately $1.3 million of previously restricted cash, which was used to make interest payments on the Laurus notes during the nine month period ended September 30, 2007.

3)        Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Raw materials	$4,785,000	$5,076,000
Work-in-process	193,000	829,000
Finished goods	861,000	377,000

	$5,839,000	$6,282,000

4)       Goodwill

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

During the three months ended June 30, 2007, we completed the independent measurement of goodwill impairment, resulting in a determination that the remaining balance of goodwill was fully impaired. We performed the two step analysis required under SFAS 142 with the assistance of an independent third party appraiser. In the first step of the goodwill fair value determination, a revised reporting unit fair value was determined. This updated reporting unit fair value resulted from a combination of market approaches and an updated present value of future cash flows. Under the second step of goodwill fair value determination, this revised reporting unit fair value was then allocated to the underlying fair value of recorded assets and liabilities, in a manner similar to a purchase price allocation in accordance with SFAS 141. This allocation resulted in no remaining residual fair value to be implied for the reporting unit goodwill. As a result of this independent goodwill impairment measurement, we recognized an impairment loss of $38,303,000 to write down the carrying value of goodwill to zero during the three month period ended June 30, 2007 and the nine month period ended September 30, 2007.

5)        Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2007	2006
Accrued compensation	$1,461,000	$1,613,000
Accrued insurance expense	1,858,000	2,945,000
Warrant derivative liability	1,616,000	8,169,000
Accrued warranty	1,030,000	1,307,000
Sales tax payable	480,000	695,000
Other accrued liabilities	883,000	1,461,000

	$7,328,000	$16,190,000

6)	Long-term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
2006 Convertible Note due in 2009	$-	$1,466,000
Term Loans due in 2009	15,479,000	18,000,000

Long-term debt	15,479,000	19,466,000
Less: unamortized discount on Notes	(3,336,000)	(5,632,000)

Long-term debt, net	12,143,000	13,834,000
Less: current portion of Term Loans, net	(2,646,000)	(2,621,000)
Less: current portion of Convertible Note, net	-	(887,000)

Long-term debt	$9,497,000	$10,326,000

Long-term Debt

We have two term notes as of September 30, 2007 (the “Laurus Notes”) with an aggregate principal balance of approximately $15.5 million as of that date. The original principal amounts of the Laurus Notes were $5 million and $13 million, respectively. The $5 million term note and the $13 million term note bear interest at an adjustable rate equal to the prime rate as published in the Wall Street Journal, plus 2.5% and 3.75%, respectively. These interest rates will be adjusted with each adjustment in the prime rate. Principal payments of $271,000 commenced under the $13 million term note on February 28, 2007 and continue on the same day of each month thereafter. Principal payments of $104,000 commenced under the $5 million term note to Laurus on April 1, 2007 and continue on the same day of each month thereafter. The maturity dates of the $13 million term note and the $5 million term note are October 31, 2009 and December 28, 2009, respectively. The Laurus Notes may be prepaid in whole, but not in part or separately, at any time by paying Laurus 124% of the then aggregate outstanding principal balance and accrued interest. The Laurus Notes are secured by substantially all of our assets.

Amounts owed under the Laurus Notes may be accelerated and are subject to default rate interest charges under various circumstances, including, but not limited to, the failure to make principal or interest payments when due under the Laurus Notes, breaches of certain covenants, representations, conditions and warranties set forth in the Laurus Notes and the purchase agreement pursuant to which they were issued, including, without limitation, the failure to maintain on a monthly basis at least $9 million in cash and eligible accounts receivable, the occurrence of certain insolvency or bankruptcy events affecting us, a change of control in the Company, and certain judgments, liens and attachments in excess of permitted amounts. As of September 30, 2007, we were in compliance with all covenants.

Conversion of Debt

We issued a $5 million convertible note to Laurus in October 2006, of which $3.5 million of the principal amount was partially converted into 990,000 shares of common stock in December 2006. The remaining convertible note principal balance of $1.5 million was converted into 410,560 shares of common stock in February 2007. Upon the conversion of the remaining balance of the convertible note, we accelerated the accretion of debt discount amortization of $0.5 million and amortization of debt issuance costs of $0.1 million and recognized a charge of $0.6 million during the three months ended March 31, 2007.

Registration Rights Agreement

In connection with the sale and issuance of the $5 million convertible note and warrants to Laurus, we agreed pursuant to a Registration Rights Agreement to prepare and file, within 90 days following the issuance of the note and warrants, a registration statement with the U.S. Securities and Exchange Commission (“SEC”) covering the resale of the common stock issuable upon conversion of the note and exercise of the warrants. The Registration Rights Agreement was subsequently amended and restated to include the additional shares resulting from the reduction of the conversion price of the convertible note on December 28, 2006 and the issuance of the additional warrant in connection with such reduction. The registration statement covering the shares issued upon conversion of the convertible note was declared effective by the SEC on April 26, 2007. The registration statement covering the shares to be issued upon exercise of the warrants was declared effective by the SEC on October 17, 2007.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. We had no material unrecognized tax benefits as of the date of adoption, and further, as a result of the implementation of FIN 48, the Company did not recognize a decrease in net deferred tax assets. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2006, 2005 and 2004, the Company did not recognize any interest or penalties. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

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

The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $19.2 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation if an ownership change occurs. An ownership change is deemed to have occurred under Section 382 of the Internal Revenue Code when the percentage of stock held by 5% shareholders increases by more than 50% in a three year period based on the fair market value of the stock held. We are conducting an analysis under Section 382 as a result of ownership changes that have occurred during recent years due to our debt and equity financings. We expect that the unrecognized tax benefits may change within 12 months of this reporting date as a result of this analysis. When the analysis is completed, we will, if necessary, update our unrecognized tax benefits under FIN 48. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the full valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate or results of operations.

8)       Warrants and Warrant Derivative Liability

There were no warrants granted, exercised or forfeited for the three and nine months ended September 30, 2007. As of September 30, 2007, outstanding warrants to purchase our common stock totaled 3,943,704 at a weighted-average exercise price of $7.00 per share.

Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) requires quarterly analysis of criteria which must be met in order to classify warrants issued in a company’s own stock as either equity or as a derivative liability. Evaluation of these criteria as of September 30, 2007 resulted in the determination that the outstanding warrants should continue to be classified as derivative liabilities.

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. We valued all warrant derivative liabilities as of September 30, 2007 using a Black-Scholes-Merton option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility ranging from 55.6% to 74.0%, risk free interest rate ranging from of 3.87% to 4.19% and a remaining contractual life ranging from 2.25 to 6.25 years. Due primarily to the decrease in our stock price from $2.70 at June 30, 2007 to $1.85 at September 30, 2007, the valuation conducted as of September 30, 2007 resulted in a non-cash gain of $0.8 million for the three month period ended September 30, 2007, with a corresponding decrease in the warrant derivative liability, which is included as a component of accrued liabilities at September 30, 2007. As of September 30, 2007, the total fair value of the warrant derivative liability is $1.6 million.

9)       Basic and Diluted Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and prior to February 26, 2007, the conversion of the $5 million convertible note (using the if-converted method). See also Note 6 regarding the conversion of the $5 million convertible note during the six month period ended June 30, 2007.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic and diluted net income per share:
Numerator:
Net (loss) income	$(5,163,000)	$503,000	$(47,563,000)	$(3,695,000)

Denominator:

Weighted average common shares outstanding (denominator for basic calculation)	21,419,000	18,966,000	21,334,000	18,044,000

Shares issuable through stock based compensation arrangements	-	466,000	-	-

Denominator for diluted calculation	21,419,000	19,432,000	21,334,000	18,044,000

Basic (loss) income per common share	$(0.24)	$0.03	$(2.23)	$(0.20)
Diluted (loss) income per common share	$(0.24)	$0.03	$(2.23)	$(0.20)

Due to the net losses reported for the three and nine month periods ended September 30, 2007, basic and diluted net loss per common share are the same, as the effect of any potential dilutive shares would be anti-dilutive to reported loss per common share. Therefore, for the three and nine month periods ended September 30, 2007, 5,212,529 options and warrants to purchase common stock were excluded from diluted loss per share. Diluted loss per share also excludes 129,292 shares for the nine months ended September 30, 2007, for shares issuable upon conversion of convertible notes. Additionally, 519,838 shares in unvested restricted stock are excluded from diluted loss per share for the three and nine month periods ended September 30, 2007.

10)     Stock-Based Compensation

Stock options

Our stock-based compensation consists of various stock option plans which grant stock options to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company.

The per share weighted-average fair value of stock options granted during the three and nine months ended September 30, 2007 were $0.88 and $1.23, respectively. We use the Black-Scholes-Merton (“BSM”) option pricing model to estimate the fair value of stock-based awards, with the following weighted-average assumptions for the indicated periods:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007
Expected dividend yield	0%	0%
Average risk-free interest rate	4.19%	4.28%
Expected volatility	55.40%	51.91%
Expected life of options (in years)	5.75 years	5.75 years

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

The following table represents stock option activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted-Average Exercise Price

Outstanding options at December 31, 2006	1,210,525	$7.04
Granted	58,300	2.36
Exercised	-	-
Forfeited	(46,750)	8.24

Outstanding options at September 30, 2007	1,222,075	$6.77

There were no options exercised during the three and nine months ended September 30, 2007. Therefore, the aggregate intrinsic value of options exercised was zero for the three and nine months ended September 30, 2007.

Shares available for future stock option grants were 1,008,371 at September 30, 2007. At September 30, 2007, there was $10,000 in intrinsic value for options outstanding and no intrinsic value for options exercisable.

           Restricted Stock Rights

The rights to acquire shares of restricted stock are granted to certain officers and members of the management team and vest following the completion of a number of years of employment. The restricted stock activity for the nine month period ended September 30, 2007, is summarized below:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding restricted stock grants at December 31, 2006	422,467	$7.56
Granted	97,371	2.74
Canceled	(12,751)	7.56

Outstanding restricted stock grants at September 30, 2007	507,087	$6.63

During the three and nine months ended September 30, 2007, we recognized $418,000 and $1,256,000, respectively, in stock-based compensation expense, and as of September 30, 2007, there was $3.5 million in unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.9 years.

11)     Recent Accounting Pronouncements

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

Forward Looking Statements

This quarterly report contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are intended to be subject to the safe harbor protection within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including the Notes to the Condensed Consolidated Financial Statements and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” describe factors, among others, that could contribute to or cause such differences. In addition, the accuracy of such forward looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: unanticipated delays in the awarding of contracts on jobs bid on by the Company; customer delays in placing orders under awarded contracts; customer cancellations or deferrals of contracts; declining school enrollments; the inability to adequately pass through to customers unanticipated future increases in raw material costs; an unanticipated change in the types of classrooms required by school districts; declines in available funding for modular classroom construction and other risks and uncertainties that are described elsewhere in this report and in our other filings with the Securities and Exchange Commission, including our reports on Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, there is no assurance that our expectations will be attained. The forward-looking statements are current only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

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

Overview

Modtech manufactures and sells modular relocatable classrooms and commercial and light industrial modular buildings. We are a leading provider of modular classrooms in California and a significant provider of commercial and light industrial modular buildings in California, Florida, Arizona, Nevada and other neighboring states.

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

In the first quarter of 2007, we closed our Glen Rose, Texas manufacturing facility. We subsequently moved much of our Texas inventory and fixed assets to our other factories. We did not incur any material costs associated with exit or disposal activities related to the closure of the Glen Rose facility. On May 3, 2007 we sold the land, building and equipment related to our steel shop in Texas for $0.5 million, the carrying amount of the assets. The portion of the Texas factory that we leased was concurrently sold by our landlord to the purchaser of the steel shop and the related lease was terminated. The lease had an expiration date of January 2008 and monthly rent of $25,000.

Revenues were $21.8 million and $73.3 million for the three and nine months ended September 30, 2007, respectively, down 52.1% and 42.2%, respectively, from the corresponding periods of the prior year. The decline was due primarily to a general slowdown in the California education and commercial markets, customer imposed delays on certain large educational projects, increased competitive pressure in all markets, and declining school enrollment in Florida. There has been both a decrease in demand by school districts in California for modular construction and an increase in competition for such work because of the elimination of the so-called “piggyback” contract bidding process in January 2006 as described below (see “Net Sales”). The loss of the piggyback system began to negatively affect our revenues at the end of 2006.

As of October 31, 2007, the backlog of sales orders was approximately $57.5 million, down from approximately $72.6 million at October 31, 2006. The backlog by region as of October 31, 2007 was as follows: California - $45.8 million; Arizona - $3.9 million; and Florida - $7.8 million. This compares to the backlog by region as of October 31, 2006, which was as follows: California - $69.0 million; Arizona/Texas - $1.8 million; and Florida - $1.8 million. The decrease in backlog is primarily due to decreased education orders in California.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in our statements of operations.

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	105.5	93.6	100.9	93.6
Gross (loss) profit	(5.5)	6.4	(0.9)	6.4
Selling, general and administrative expenses	17.1	8.1	15.2	8.3
Impairment loss on goodwill	-	-	52.2	-
Loss from operations	(22.7)	(1.7)	(68.3)	(1.9)
Other (expense) income:
Interest expense	(2.1)	(0.8)	(2.1)	(1.6)
Interest income	0.3	0.1	0.3	0.2
Loss on extinguishment of debt	-	-	-	(1.6)
Gain on warrant and embedded derivatives	3.6	4.9	8.9	5.3
Amortization of debt issuance costs	(0.6)	(0.3)	(0.7)	(0.5)
Accretion of debt discount	(2.4)	(1.2)	(3.2)	(1.5)
Early debt conversion fee	-	-	-	(1.5)
Other income, net	0.2	0.2	0.1	0.2
	(1.0)	2.8	3.4	(1.0)

(Loss) income before income taxes	(23.7)	1.1	(64.8)	(2.9)
Income tax expense (benefit)	-	-	-	-
Net (loss) income	(23.7)%	1.1%	(64.8)%	(2.9)%

Net Sales

Net sales for the quarter ended September 30, 2007, decreased to $21.8 million from $45.6 million for the quarter ended September 30, 2006, a decrease of $23.8 million or 52.2%. When compared to the corresponding period in the prior year, in the quarter ended September 30, 2007 California sales of $16.1 million were down 37.8%; Florida sales of $2.6 million were down 76.6%; Arizona sales of $3.1 million were down 46.8% and we had no sales in Texas compared to $2.7 million in the quarter ended September 30, 2006. As described in the preceding “Overview” we closed our Glen Rose, Texas facility in the first quarter of 2007.

Net sales for the nine months ended September 30, 2007, decreased to $73.3 million from $126.8 million for the nine months ended September 30, 2006, a decrease of $53.5 million or 42.2%. When compared to the corresponding period in the prior year, in the nine months ended September 30, 2007 California sales of $48.4 million were down 34.8%; Florida sales of $12.1 million were down 57.1%; Arizona sales of $12.8 million were down 21.0% and we had no sales in Texas compared to $8.1 million in the nine months ended September 30, 2006.

The decrease in sales in 2007 in California was primarily due to a general slowdown in the education and commercial markets. The change in the education market is caused primarily by the change in the contracting system (as described below), delays imposed by our customers on various large educational projects, and a relative flattening of California school enrollment in recent years. The decrease in the commercial market can be attributed to the slowdown in the housing market.

It is believed that the demise of the piggyback contracting system in California in the prior year continues to have an adverse affect on our sales volume in 2007. Prior to January 27, 2006, many school districts in California utilized “piggy-back” contracts which allowed them to order buildings off of contracts bid and entered into by builders, including Modtech, with other school districts. Since January 27, 2006, these piggyback contracts have not been allowed. As a result, more public bids occur for the same volume of work. The change to the public bidding process has resulted in increased competitive pressures because there are now more contracts on which our smaller competitors can bid. Under the piggyback system, many of the contracts were too large for some of these competitors. In the first half of 2006, much of the revenue was realized under the old piggyback contracting system due to the long-term nature of our California education contracts. In 2007, all of the California education revenue was realized under the new more competitive public bid contracting system.

California public school enrollment has been essentially flat over the last three years and, although money is available, spending for new schools has slowed from prior years. This leveling off of school enrollment has led to less demand for new school construction, causing a higher percentage of school bond money for modernization of existing structures and less on new permanent construction. Even the fast growing school districts are proceeding carefully given the slowdown in other districts. The modernization work has benefited the leasing companies, but has not resulted in relocatable classroom sales for Modtech because the leasing companies have not had to purchase significant numbers of new classrooms.

The sales decrease in Florida in 2007 was due to project delays in the education market, primarily from two large customers, and an overall decrease in the education market. The sales decrease in the Florida education market is the result of recently declining school enrollment. For the school year just completed in June 2007, public school enrollment in Florida declined for the first time since 1982. More than half of the school districts reported a decline and many school districts are now considering school closures.

The sales decrease in Arizona in 2007 is due to lower orders in the education markets for Arizona and Nevada.

Gross (Loss) Profit

Gross loss for the quarter ended September 30, 2007 was $1.2 million compared to a gross profit of $2.9 million for the corresponding prior year period, a decline of $4.1 million. Gross loss as a percentage of net sales was (5.5)% in the quarter ended September 30, 2007, compared to a gross profit margin of 6.4% in the quarter ended September 30, 2006.

Gross loss for the nine months ended September 30, 2007 was $0.6 million compared to a gross profit of $8.1 million for the corresponding prior year period, a decline of $8.7 million. Gross loss as a percentage of net sales was (0.9)% in the nine months ended September 30, 2007, compared to a gross profit margin of 6.4% in the nine months ended September 30, 2006.

Our gross profit margin declined as revenues declined because we were not able to adequately cover our fixed manufacturing costs, particularly due to continued production delays in key education projects and decreased sales volume in the education markets in California, Florida and Arizona.

Selling, General and Administrative Expenses

In the quarter ended September 30, 2007, selling, general and administrative (“SG&A”) expenses increased $0.1 million over the prior year to $3.7 million with SG&A costs representing 17.1% of net sales compared to 8.1% of net sales in the prior year. The increase in SG&A was primarily attributable to a net increase in legal and professional services of $0.1 million. SG&A has increased as a percentage of sales due to the decrease in sales discussed above.

For the nine months ended September 30, 2007, SG&A expenses increased $0.6 million over the prior year to $11.1 million with SG&A costs representing 15.2% of net sales compared to 8.3% of net sales in the prior year. The increase in SG&A was primarily attributable to an increase in non-cash stock compensation expense of $0.5 million. SG&A has increased as a percentage of sales due to the decrease in sales discussed above.

Impairment Loss on Goodwill

During the fourth quarter of 2006, our stock price declined significantly and in the first quarter of 2007 our market capitalization fell below the amount of our recorded equity. As a result of the existence of this and other indicators, we performed an impairment test to determine if the value of goodwill was recoverable under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and it was determined that an impairment existed. As a result of this test, we recorded an estimated initial non-cash impairment charge of $33.6 million in the fourth quarter of 2006 to reduce our carrying value of goodwill to its implied fair value. The fair value estimate used in this initial goodwill impairment test was based on the trading price of our stock and the present value of future cash flows. This impairment charge represented management’s best estimate as to the actual charge at the time.

During the three months ended June 30, 2007, we completed the final measurement of goodwill impairment, resulting in a determination that the remaining balance of goodwill was fully impaired. The fair value calculation was based on market approaches and an updated present value of future cash flows. As a result of this independent goodwill impairment measurement, we recognized an impairment loss for the remaining balance of goodwill of $38.3 million for the three-month period ended June 30, 2007 and the nine-month period ended September 30, 2007. As a result of this full impairment recognition, we recognized an impairment loss of $38,303,000 to write-down the carrying value of goodwill to zero during the three-month period ended June 30, 2007 and the nine-month period ended September 30, 2007.

Loss from Operations

Loss from operations for the three and nine months ended September 30, 2007, totaled $4.9 million and $50.1 million, respectively. Operating losses were 22.7% of net sales for the quarter ended September 30, 2007 up from $0.8 million in losses, or 1.7% of net sales, for the quarter ended September 30, 2006. When excluding the $38.3 goodwill impairment loss, operating losses were $11.8 million, or 16.0% of net sales, for the nine month period ended September 30, 2007 up from $2.5 million in losses, or 1.9% of net sales, for the nine month period ended September 30, 2006. The increase in operating losses in 2007, excluding the $38.3 goodwill impairment loss, was a result of the decline in net sales and gross margins and the increase in SG&A expenses as discussed above.

Other (Expense) Income

Interest expense increased slightly by less than $0.1 million in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. Interest expense decreased by $0.5 million for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006, which is attributable to reduced debt balances over the same period.

For the nine months ended September 30, 2006, we recognized a $2.1 million loss on extinguishment of debt. This consisted of the write-off of the unamortized debt issue costs of the Fortress Credit Corp. credit facility when it was replaced in the first quarter of 2006 with a credit facility from Bank of America N.A. No similar transaction or loss occurred during the nine months ended September 30, 2007.

We recognized a non-cash gain of $0.8 million and $6.6 million related to warrant derivatives during the three and nine- month periods ended September 30, 2007, respectively. This compared to a gain recognized of $2.2 million and $6.7 million related to warrant and embedded derivatives for the three and nine-month periods ended September 30, 2006, respectively. These gains were due to a decrease in the trading price of our stock for the respective periods, which caused our warrant derivative liability to decrease.

Amortization of debt issuance costs was $0.1 million for both the three months ended September 30, 2007 and 2006, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Accretion of debt discount for the three months ended September 30, 2007 was $0.5 million, compared to an accretion of $0.6 million for the three months ended September 30, 2006. Accretion of debt discount for the nine months ended September 30, 2007 was $2.3 million, compared to an accretion of $1.9 million for the nine months ended September 30, 2006. Accretion on debt discount for the nine months ended September 30, 2007 and 2006 included $0.5 million and $0.9 million, respectively, in incremental non-cash charges related to the conversion of convertible notes.

For the nine months ended September 30, 2006, we recognized a non-cash early debt conversion fee of $1.9 million for the fair value of 189,189 restricted shares issued to a former note holder as consideration for the early conversion of a portion of convertible notes. No similar transaction occurred during the nine month period ended September 30, 2007.

Income Tax Expense (Benefit)

No benefit for income tax was recorded for the three and nine month periods ended September 30, 2007. Although we expect to return to profitability in 2008, no tax benefit has been recognized in the nine month period ended September 30, 2007 because under applicable accounting standards our cumulative losses for the three years ended December 31, 2006 are deemed to have created significant negative evidence that it is more likely than not that we will not be able to realize our net deferred tax assets. Therefore, a valuation allowance has been recorded against our net deferred tax assets.

Liquidity and Capital Resources

In recent years we have funded our operations and capital expenditures primarily with cash generated internally by operations, borrowings under various credit facilities, cash received from exercised options and private placements of equity.

Cash and cash equivalents were $2.8 million at September 30, 2007 compared to $6.3 million at December 31, 2006. The decrease was primarily due to the loss from operations, excluding the non-cash impairment loss on goodwill and non-cash stock compensation expense, and payments on our accounts payable, offset by cash provided by reductions in restricted cash and a decrease in accounts receivable.

Cash totaling $5.0 million was used by operating activities during the nine months ended September 30, 2007 compared to cash used by operating activities of $0.5 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, net income, adjusted for non-cash expenses from depreciation and amortization, provision for contract adjustments, gain on sale of equipment, stock compensation expense, impairment loss on goodwill, gain on derivative liability and accretion on debt discount used $10.4 million of operating cash. This was offset by changes in remaining working capital balances resulting in an increase in operating cash of $5.4 million. Changes in capital balances consisted primarily of increases in cash due to decreases in restricted cash of $1.3 million, decreases in accounts receivable of $10.1 million and decreases in costs and estimated earnings in excess of billings (or unbilled accounts receivable) of $4.4 million, offset by decreases in cash due to decreases in accounts payable of $9.2 million and decreases in accrued liabilities of $2.3 million.

Net cash used by investing activities was $0.4 million in the nine months ended September 30, 2007, which consisted of $0.9 million for capital expenditures offset by $0.5 million in proceeds from sale of property and equipment. Sales of property and equipment consisted primarily of $0.5 million in proceeds received from the sale of land, building and equipment at our closed facility in Texas during the three months ended June 30, 2007.

Net cash provided by financing activities was $1.9 million during the nine months ended September 30, 2007 consisting of proceeds from the reduction of restricted cash of $4.5 million, offset by $2.6 million in principal payments on long-term debt. During the nine months ended September 30, 2007, the remaining principal balance of $1.5 million of the convertible note to Laurus Mater Fund, Ltd. was converted into 410,560 shares of our common stock. Upon the conversion we accelerated the accretion of debt discount amortization of $0.5 million and amortization of debt issuance costs of $0.1 million for the nine months ended September 30, 2007, both of which were incremental non-cash charges.

In order to address liquidity issues, minimize losses and improve operating results in the remainder of fiscal 2007 and the first half of 2008, management continues to reduce overhead, direct and indirect labor expenses and selling, general and administrative expenses. On October 9, 2007, we laid off approximately 30% of our workforce which included a significant number of general and administrative staff. We also centralized certain administrative and accounting functions in our California location.

Based upon current backlog and projected future contracts, management believes that our business for the remainder of fiscal 2007 and the first half of 2008 will contribute to a significant improvement in operating results. Accordingly, management believes that existing cash resources and operations will generate sufficient cash to meet continuing obligations for the foreseeable future. If projected revenue growth and improvement in gross margins are not fully realized, further cost reductions will be implemented.

Projected revenue growth and improvement in operating results may not occur, in which event our cash position may not be sufficient to maintain our current operations. In addition to further cost reductions, we may then require additional sources of financing to maintain operations. These additional sources of financing may include public or private offerings of equity or debt. Management believes it will have access to these financing sources when needed, but cannot be certain that such additional sources of financing will be available on acceptable terms when needed.

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

INTEREST RATE RISK

We are exposed to the risk of fluctuation in interest rates. We do not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Our outstanding term notes with Laurus Master Fund, Ltd. bear interest at adjustable rates equal to the prime rate, as published in the Wall Street Journal, plus 2.5% to 3.75%. As of September 30, 2007, the prime rate was 7.75%. The current principal debt outstanding under these notes at September 30, 2007 is $15.5 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $155,000 per annum.

CREDIT RISK

Our credit terms generally are “net 30” for dealer accounts and defined by contracts which vary for direct sales. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been less than 1.0% of sales and within our expectations.

DERIVATIVE LIABILITY RISK

We are exposed to the risk of fair value derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increase or decrease, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of September 30, 2007, a $1 increase or decrease in our stock price results in a non-cash derivative loss of approximately $1.0 million. For the three and nine months ended September 30, 2007, we experienced a $0.8 million and a $6.6 million non-cash gain on warrant derivatives, respectively, due to the decrease in our stock price from $4.95 at December 31, 2006 to $1.85 at September 30, 2007.

Item 4T. Controls And Procedures

  a.           Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and concluded that our disclosure controls and procedures were not effective as of September 30, 2007, because certain material weaknesses in our internal controls over financial reporting described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K Report”) had not been remediated as of September 30, 2007. Management's report was not subject to attestation by the company's independent registered public accounting firm as the Company was not an accelerated filer for that period.

The material weaknesses reported in our 2006 10-K Report that had not been remediated as of September 30, 2007 were as follows:

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

  b.           Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  c.           Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Our plan to remediate the material weaknesses remaining as of September 30, 2007 is as follows:

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

_____________________________________

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

MODTECH HOLDINGS, INC.

Date: November 13, 2007	by:	/s/ KENNETH S. CRAGUN
Kenneth S. Cragun Chief Financial Officer and Chief Accounting Officer

	by:	/s/ DENNIS L. SHOGREN
Dennis L. Shogren President and Chief Executive Officer