Form 10-K
period 2007-12-31
MODTECH HOLDINGS INC
filed 2008-04-14
CIK 1075066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $45,000,000.

As of April 11, 2008, 21,419,415 shares of registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

We are a leading provider of modular classrooms in California and Florida and are a significant provider of commercial and light industrial modular buildings in California, Florida, Arizona, Nevada and other neighboring states. We are also expanding our modular building products to include single family and multi-unit residences, military training buildings, and concrete block restroom facilities.

Public Funding

Virtually all of our classroom sales are dependent on public funding. Funding initiatives passed by the voters of California have contributed to our growth and success.

In 2002, the California legislature approved spending approximately $25 billion on new classroom and school construction. The funding was to come from bond issues to be approved by the voters. Between 2002 and 2004, California voters approved the bond issues. In November 2006 the State of California enacted a bond measure of $10.4 billion for educational facilities and local agencies in California approved $6.9 billion in bonds for education.

The State of California is currently experiencing a significant budget deficit, which is expected to negatively impact funding for education.

Florida voters approved a constitutional amendment in 2002 to address overcrowded public schools. This amendment established statewide ceilings to be in place by 2010; 18 students per classroom in kindergarten through third grade, 22 per classroom in fourth through eighth grade and 25 per classroom in high school. A number of counties have passed sales-tax initiatives to fund these new classrooms.

Further details on certain historical public funding and legislative actions pertaining to the modular industry can be found in prior Form 10-K filings which are available at www.modtech.com.

Industry Overview

In recent years, school enrollments in California have increased at a modest rate, due to the growth in population in California, both from births and from immigration. Additionally, changes in population demographics have left many existing permanent school facilities in older residential areas with excess capacity due to declining enrollments, while many new residential areas are faced with a continuing shortage of available classrooms. Although demand for new classrooms has slowed, it has become necessary to add additional classrooms at many existing facilities, and to build a number of new schools.

Both the construction of new schools and the addition of classrooms at existing schools are tied to the sources and levels of funding available to California school districts. The availability of funding for new school and classroom additions, in turn, is determined in large measure by the amount of tax revenue raised by the State, the level of annual allocations for education from the State’s budget which is determined by educational policies that are subject to political factors, and the willingness of the California electorate to approve state and local bond issues to raise money for school facilities.

When compared to the construction of a conventionally built classroom, modular classrooms offer a number of advantages, including, among others:

Lower Cost	—	The cost of our standard modular classroom may be as much as 50% lower than conventional site built construction of a comparable classroom;

Shorter Construction Time	—	A modular classroom can be built and ready for occupancy in a shorter period of time than is needed for state approval and construction of a site built conventional school facility;

Flexibility of Use	—	Modular relocatable classrooms enable a school district to use the units for short or long-term needs and to move them if necessary to meet shifts in student populations; and

Ease of Financing	—
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

Conventional site built school facilities constructed by school districts using funds from the California State Office of Public School Construction typically require two to three years for approval and funding. By contrast, factory-built school buildings like our standard classrooms may be pre-approved by the DSA for use in school construction. Once plans and specifications for a given classroom have been pre-approved, school districts can thereafter include in their application to obtain State funds for new facilities a notification that they intend to use pre-approved, standardized factory-built classrooms. This procedure reduces the time required in the DSA approval process to as little as 90 days, thereby providing an additional incentive to use factory-built relocatable classrooms. In all cases, continuous inspection by a licensed third party is required during actual manufacture of the classrooms, with the school district obligated to hire and pay for such inspection costs.

Our California classrooms are manufactured and installed in accordance with applicable state building codes and DSA interpretive regulations, which supersede all local building codes for purposes of school construction. The classrooms must comply with accessibility requirements for the handicapped, structural, and seismic and fire code requirements. We manufacture and install standard, largely pre-fabricated modular relocatable classrooms, as well as customized classrooms, which are modular in design, but assembled on-site using components manufactured internally together with components purchased from third party suppliers. Our school facilities vary in size from two modular units containing a total of 960 square feet to complete campuses of 50,000 square feet and larger. Typical prices for our standard classrooms range from $40.00 per square foot to $70.00 per square foot, depending upon the extent of customization required and our scope of work.

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

Customers

In California, we market and sell our modular classrooms primarily to school districts. Sales of classrooms to individual California school districts accounted for approximately 49.9%, 39.2% and 45.5% of our net sales during the years ended December 31, 2007, 2006 and 2005, respectively. Sales to Coachella Valley Unified School District in California accounted for 10.2% of our net sales during the year ended December 31, 2007. Sales to St. Lucie County in Florida accounted for 12.5% of our net sales during the year ended December 31, 2006. See Item 1A. “Risk Factors.” The mix of school districts to which we sell our products varies somewhat from year to year. We also sell our classrooms to the State of California and leasing companies, both of which lease the classrooms principally to school districts.

We also design and build modular buildings to customer specifications for a wide array of uses beyond California classrooms, including residential, governmental, healthcare, educational, airport and correctional facilities; office and retail space; daycare centers; libraries; churches; construction trailers; golf clubhouses; police stations; convenience stores; fast food restaurants; classrooms and sales offices. The modular buildings serve as temporary, semi-permanent and permanent facilities and can function as free-standing buildings or additions to existing structures. These modular buildings range in size and complexity from a basic single-unit 100-square foot module to a 50,000-square foot building combining several structures and containing multiple stories. We sell these non-classroom products directly to the end customer in some instances, particularly for major projects. We also sell to and through dealers and distributors. In some instances these dealers provide third-party financing to the end customer for direct sales.

Sales and Marketing

We utilize an internal sales force that focuses primarily on classroom and other major project opportunities. We rely on dealers and distributors for additional sales in all the markets we serve. Those markets are education; government (military, homeland security and other agencies); institutional (health care, day care, correctional); residential; retail (banks, kiosks, remote restrooms, fast food, motels, and others) and other commercial.

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

We are vertically integrated in the manufacture of our modular classrooms, in that we fabricate substantially all of our own metal components at our facilities, including structural floor and roof joists, exterior roof panels, gutters, foundation vents, ramps, stairs and railings. We believe that the ability to fabricate our own metal components helps to reduce the costs of our products and controls our quality and delivery schedules. We maintain a quality control system throughout the manufacturing process, under the supervision of both our own quality control personnel and independent third party inspectors engaged by our customers. In addition, we track the status of all classrooms from sale through installation and completion.

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

In addition to approvals by the California Division of the State Architect, licensed inspectors representing California school district customers are present at each of our California manufacturing facilities to continuously inspect the construction of classrooms for conformity to the approved plans. On-site inspections after installation are also made by independent third party inspectors for purposes of determining conformity with the approved plans and compliance with all applicable codes.

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

Backlog

We manufacture classrooms and other buildings to fill existing orders only, and not for inventory. As of February 29, 2008, the backlog of sales orders was approximately $73.5 million, up from approximately $60.4 million at February 28, 2007. We expect to convert substantially the entire backlog at February 29, 2008 into sales during fiscal year 2008. The rate of booking new contracts varies from month to month, and customer changes in delivery schedules occur. For these reasons, among others, our backlog as of any particular date may not be representative of actual sales for any succeeding period.

The backlog by region as of February 29, 2008 was as follows: California—$67.3 million; Arizona—$2.0 million; and Florida—$4.2 million. This compares to the following backlog by region as of February 28, 2007: California—$49.1 million; Arizona—$2.5 million; and Florida—$8.8 million. As of February 29, 2008, $48.3 million of the total backlog included signed contracts, with the remaining $25.2 million in letters of intent or other firm purchase commitments which are pending final contract approval. Included in the backlog is $3.4 million of sales to be made to the Lady Lake Partnership, which is developing a residential housing tract in Florida. Our President and Chief Executive Officer, Dennis Shogren, is a trustee and beneficiary of one of the partners of the partnership. The sales to Lady Lake Partnership have been approved by our Audit Committee.

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

Our primary competitors for modular buildings other than non-California classroom manufacturers are believed to be Modular Structures International, Inc., Walden Structures Inc., Miller Building Systems, Inc., Southeast Modular Manufacturing, and Indicom Buildings Inc. Each year there are new entrants and departures in response to perceived market conditions. A recent example is a new start-up company, Silver Creek Industries, Inc. which began operations in 2005 and opened its Perris, California factory in January 2006.

Performance Bonds

A substantial portion of our sales require bid, performance and payment bonds to ensure that the contracts will be performed and completed in accordance with contract terms and conditions, and to assure that subcontractors and suppliers will be paid. In determining whether to issue a performance bond on our behalf, bonding companies consider a variety of factors concerning the specific project to be bonded, as well as our levels of working capital, stockholders’ equity and outstanding indebtedness. From time to time we have had difficulty in obtaining bonding for certain large projects. We believe this has been attributable to our levels of working capital, stockholders’ equity and indebtedness, and not concerns about our ability to perform the work required under the contract. Although we have been able to obtain the bonding we have needed during the last twelve months, we may again encounter difficulty in obtaining bonding for certain projects.

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

Patents, Trademarks, Licenses and Other Intellectual Property

We use two registered trademarks; “Modtech” and “the right space, at the right time, for the right price”. We do not have any patents. We hold general contractors licenses in those states where our activities require such licenses. These licenses are readily available and renewable annually. We also hold certain intellectual property in the form of proprietary designs that have been approved for modular classroom design by the State of California. These approved designs and plans are required in order to sell classrooms into the State of California classroom market and create a short term barrier to entry into the California classroom market. We estimate that it takes approximately six months to obtain approval for a new set of plans. Our rights in our trademark and proprietary designs are for an indefinite term.

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

The Phoenix facility, which we lease, is located within a 25-square-mile area listed by the Arizona Department of Environmental Quality on the state priority list for contaminated sites. According to a 1999 environmental site assessment report pertaining to the Phoenix facility, neither we nor the prior operators or owners of the property have been identified as potentially responsible parties at this site. Additionally, the environmental site assessment report identified no historical activity on the property we lease that was likely to have been a source of the contaminants at the site.

Employees

The number of persons employed by us at year end 2007, 2006, and 2005 were 399, 710, and 1,071, respectively. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

Information Available on Our Website and Elsewhere

We make available free of charge on our website at www.modtech.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). Our SEC filings, as well as those of other companies that file electronically with the SEC, are available at the SEC’s website at www.sec.gov. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. In addition to SEC filings, we also make our press releases available on our website, as well as information regarding our Whistle Blower program.

ITEM 1A. RISK FACTORS

Our business is subject to a number of business risks and uncertainties that could impact the accuracy of any forward looking statements in this Report and cause actual results to differ materially from those projected or anticipated. These risk and uncertainties include, but are not limited to, the following:

We have incurred significant operating losses, negative gross margins as well as negative operating cash flow and may continue to do so. This could adversely affect our liquidity, our ability to obtain bonding necessary for our construction projects and our ability to service our debt.

We experienced significant operating losses and negative cash flow from operations in 2007, 2006 and 2005. We may continue to experience future operating losses and negative operating cash flow. For the year ended December 31, 2007, our revenues were down 44.0% compared to the year ended December 31, 2006. We experienced a net loss of $56.9 million for the year ended December 31, 2007 and net cash used in operating activities was $6.2 million for the year. Although we had positive gross profit during the year ended December 31, 2006, we experienced a net loss of $54.7 million for the year ended December 31, 2006 and net cash used in operating activities was $7.5 million for the year. We may experience future losses that could adversely affect our liquidity and ability to obtain bonding.

The promissory notes issued to Laurus Master Fund, Ltd. (“Laurus”), which had a principal balance of $14.4 million at December 31, 2007, are secured by liens on substantially all of our assets. Should we default under these notes the note holder could foreclose on all of our assets. We may not generate sufficient cash flow to repay our indebtedness, and we may not be able to obtain additional financing or refinance our indebtedness when needed on reasonable terms, if at all. The failure to obtain such financing would reduce our access to necessary capital to fund our operations and harm our business, results of operations and financial condition.

In the past three years, we have breached the financial covenants of our debt instruments and credit facilities.

During the past three years, we have, at times, been unable to meet certain financial ratios or covenants required by our current lenders and have been forced to seek waivers of default and amendments. In some instances, we have incurred substantial fees to obtain the waivers. In February 2008, we agreed to pay to Laurus and two of its related entities an aggregate of $750,000, plus interest, on December 29, 2009 in order to obtain a waiver of an event of default under the promissory notes issued to Laurus in 2006.

Our indebtedness to Laurus and its related entities, which had a principal balance of $14.4 million as of December 31, 2007, is secured by liens on substantially all of our assets. If we default under this indebtedness again and are unable to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding or face a foreclosure on all of our assets. Acceleration of the notes could require us to refinance the debt on terms less favorable to us. If we are unable to refinance the debt, we would be forced to repay it from existing funds, if available. Such a repayment would substantially reduce funds for operations and seriously harm our business, financial condition and results of operations. We could be forced to liquidate assets in order to repay the debt.

Our substantial leverage could adversely affect our financial condition.

We are highly leveraged and expect to continue to be highly leveraged. As of December 31, 2007 such indebtedness was $14.4 million. As of December 31, 2006 such indebtedness was $19.5 million. The notes must be repaid in full by December 28, 2009. The notes are not a revolving credit facility which we can pay down and borrow against again.

Should we experience a decline in the value of our assets which secure our debt, it would limit our ability to obtain additional or new financing, if necessary, for operating expenses, or limit our ability to obtain such financing on reasonable terms.

Our future results may fluctuate or fail to meet expectations.

Our results may fluctuate in the future or fail to meet the expectations of securities analysts and investors. Our results and related ratios, such as gross margin, operating income percentage and effective tax rate may fluctuate as a result of:

•	general economic conditions in the states where we sell our products;

•	legislative and educational policies in the states where we sell our products;

•	seasonality and variability in the modular classroom and our other end-markets;

•	the timing of new product introductions by us and our competitors;

•	product obsolescence;

•	the scheduling, rescheduling or cancellation of orders by our customers;

•	the cyclical nature of demand for our products;

•	capacity utilization;

•	product mix and pricing;

•	movements in interest rates or tax rates; and

•	litigation and regulatory matters.

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

The promissory notes we issued to Laurus and the related agreements contain various covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, make capital expenditures, make acquisitions and sell assets. These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. Under the notes, we are also required to maintain a minimum amount of cash and approved accounts receivable.

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

Only Mr. Shogren, Mr. Cragun and Ronald Savona, Senior Vice President of Operations, have long-term employment agreements and it is possible that the high turnover at our senior management levels may also continue for a variety of reasons. We are not aware of impending retirements or voluntary separations, but the loss of the services of one or more of our key senior executive officers could also affect our ability to successfully implement our business objectives, which could slow the growth of our business and cause our operating results to decline. For these reasons, our stockholders may lose confidence in our management team and decide to dispose of our common stock, which could cause the price of our common stock to decline.

We receive a significant portion of our revenues from the sale of classrooms to California school districts, the leasing companies that lease classrooms to such school districts and from a small number of independent dealers. The loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position.

We receive a significant portion of our revenues from the sale of classrooms to California school districts, to leasing companies that lease to such school districts and to a small number of independent dealers. Historically, certain California school districts, certain leasing companies and certain independent dealers have individually accounted for 10% or more of our consolidated revenues in certain quarters or represented 10% or more of our net accounts receivables on any given date. During the year ended December 31, 2007, sales of classrooms, directly or indirectly, for use in California schools accounted for approximately 49.9% of our net sales. During the same year, one independent dealer accounted for 6.5% of our net sales.

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

As a result, our business depends upon the legislative and educational policies and financial condition of the states in which we do business. For example, in California, funding for new school construction and rehabilitation of existing schools by school districts currently is provided primarily at the state level, through annual allocations of funds derived from general revenue sources and statewide bond issues. In addition, school districts obtain funding for the purchase or lease of school facilities through the imposition of developers’ fees and local bond issuances. The availability of this funding is subject to financial and political considerations which vary from district to district and is not tied to demand. In California there is a requirement that, in order for school districts to increase the amount of funds to be received from developers in excess of the statutory level, school districts must show that 20% of all classroom space, not just space to be added, consists of relocatable classrooms. Although our classroom units qualify as relocatable structures, there are alternative structures that are less relocatable in nature than our classrooms that may also satisfy this legislative requirement. Changes in the legislative and educational policies or shortages of financial resources at either state or local levels in the states in which we do business could decrease demand for our products.

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

Our quarterly revenue typically has been highest in the second and third quarters of the year, when school districts generally place a large number of orders for modular classrooms to be delivered in time for the upcoming school year. Additionally, first and fourth quarter revenues are typically lower due to a greater number of holidays, days of inclement weather, and customer budget and fiscal constraints during such periods.

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

In addition, delays in obtaining approvals can cause costs to exceed our estimates and affect our results. For example, a delay in the approval of certain welds called for in a project for the Heritage High School in Brentwood, California in 2004 resulted in an accelerated timeline to complete that project which, in turn, led to approximately $3.8 million in additional costs.

We are subject to government regulations and other standards that impose operational and reporting requirements.

We are subject to a variety of Untied States federal, state and local government laws, rules and regulations, including those related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in the manufacturing process.

We believe we are currently in material compliance with such laws, rules and regulations and price our bids in accordance with our experience and expertise to include the costs of such compliance. If there are changes in such laws, rules or regulations or we are found not to be in compliance with such laws, rules or regulations, we could be required to incur substantial additional expenses to acquire equipment necessary to make our manufacturing process compliant and could incur fines or penalties associated with any non-compliance, which we are unable to quantify at this time but which could be material. Any such event could cause our product costs to significantly increase, thus reducing our margins and harming our ability to compete effectively. This would harm our business, results of operations and financial condition.

The Sarbanes-Oxley Act of 2002 required us to change or supplement some of our corporate governance and securities disclosure and compliance practices. The Securities and Exchange Commission and NASDAQ have revised, and continue to revise, their regulations and listing standards. These developments have increased, and may continue to increase, our legal compliance and financial reporting costs.

These developments may also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This, in turn, could make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

Failure to comply with present or future laws, rules and regulations of any kind that govern our business could result in suspension of all or a portion of production, cessation of all or a portion of our operations, or the imposition of significant administrative, civil, or criminal penalties.

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which, if not remedied effectively, could prevent us from reporting our financial results on a timely and accurate basis and result in a decrease in the trading price of our common stock and otherwise seriously harm our business.

Management through, in part, the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2005, 2006 and 2007. We have taken certain actions to begin to address those material weaknesses, but as of December 31, 2007 had not yet completed our remediation efforts.

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

Until we are able to remediate these material weaknesses, there remains the risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. If this were to occur, investors may not be able to rely on the financial statements contained in this Form 10-K filing. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

Costs related to our compliance with Section 404 of the Sarbanes-Oxley Act have been significant and may continue to negatively impact our cash flow and results of operations.

Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of that assessment has required the commitment of significant financial and managerial resources. Our compliance efforts have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. During 2004 and 2005 direct costs relating to Sarbanes-Oxley compliance were approximately $750,000 and $500,000, respectively. During 2006 and 2007 we did not incur significant costs related to Section 404 of the Sarbanes-Oxley Act of 2002 because, effective for the year ended December 31, 2005, we were no longer required to file as an accelerated filer. Although a management’s assessment of internal controls over financial reporting was required for the year ended December 31, 2007, our independent registered public accounting firm’s audit of that assessment was not required to be included in our annual filings on Form 10-K for the years ended December 31, 2005, 2006 and 2007. During 2008 we expect compliance costs to increase as our independent registered public accounting firm’s audit of management’s assessment is required to be included in our annual filings on Form 10-K for the year ended December 31, 2008. Based on an anticipated increase in compliance costs, our cash flows and results of operations will likely continue to be negatively impacted.

We are underutilizing our manufacturing facilities and may continue to do so in the future. In the past we closed some of our facilities which may in the future result in our having inadequate facilities to meet an increase in demand for our products.

During the past three years, we have closed two manufacturing facilities in California and one in Texas as a result of reduced demand for our products. We are currently underutilizing our three remaining manufacturing facilities for similar reasons. If this trend is not reversed, it will continue to negatively impact our margins which could inhibit our ability to fund operations and service our debt. Conversely, if demand for our products increases in the future our remaining manufacturing facilities may be inadequate to meet the demand. Our inability to generate sufficient manufacturing capacities to meet future demand, either through our own facilities or through outsourcing to third parties, could result in our inability to fulfill orders or require us to turn down orders.

We may be unable to hire sufficient numbers of employees when needed.

Our assembly line process requires a significant number of manufacturing employees, many of whom are employed at relatively low wages. During certain periods, we have experienced difficulty in finding suitable replacements for our workforce when turnover occurs. Since the beginning of 2008, we have reduced our workforce by approximately 30% because of low sales volume. We anticipate sales will improve throughout 2008 and that we will need to hire new employees. Our inability to hire and retain sufficient numbers of manufacturing employees at any of our operating facilities could result in our inability to fulfill orders or require us to turn down orders which could have an adverse effect on our business, results of operations and financial condition.

Our share price has been subject to extreme price fluctuations and could be subject to such fluctuations in the future. Stockholders could have difficulty trading shares.

The market price for our common stock has been and may continue to be subject to significant price fluctuations. Our stock price declined from an average price of approximately $4.67 in January 2007 to less than $1 in November and December of 2007.

Price fluctuations could be in response to operating results, announcements of technological innovations, changes in legislative and educational policies or general market conditions. Additionally, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the price of our common stock.

In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company’s stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management’s attention and resources.

In addition, the future sale of a substantial number of shares of common stock by us or by our existing stockholders may have an adverse impact on the market price of the shares of common stock. There can be no assurance that the trading price of our common stock will remain at or near its current level.

The closing price of our stock has been below $1 for more than 30 consecutive business days and we are subject to being delisted by NASDAQ. We may decide to do a reverse stock split to avoid delisting.

The closing bid price of our stock has been below $1 since November 30, 2007. On January 16, 2008, we received written notice from The Nasdaq Stock Market advising us that we had until July 14, 2008 to regain compliance with the $1 minimum bid price rule or we will be delisted from The Nasdaq Global Market. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days. Absent a reverse stock split, we do not foresee regaining compliance with the $1 minimum bid price rule by July 14, 2008.

Alternatively, we may apply to transfer our common stock to The Nasdaq Capital Market if we satisfy all of that market's requirements for initial inclusion (other than the $1 minimum bid price), which we believe we do. If we elect to apply for such a transfer and if such application is approved, we will be afforded the remainder of a second 180 calendar day period to regain compliance with the minimum bid price rule while listed on The Nasdaq Capital Market. If we fail to regain compliance with the minimum bid price rule in the second 180 day period, we will be delisted from The Nasdaq National Market and trade on the OTC Bulletin Board, provided one of our market makers applies to have our common stock quoted on the OTC Bulletin Board. The OTC Bulletin Board is not a company listing service and companies cannot apply for inclusion on the OTC Bulletin Board.

Our board of directors has not yet considered whether to authorize a reverse stock split to regain compliance with the $1 minimum bid requirement of The Nasdaq Stock Market. While a reverse stock split can bring us back into compliance, there are instances where the price per share of a company's common stock immediately after a reverse split does not increase proportionately with the reverse split. Also, there is the risk that the increase in price per share following the reverse split will not be sustained for any significant period of time.

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

Our board of directors has the authority to issue additional shares of preferred stock and to determine the terms of those shares of stock without any further action by the stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

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

We have two other manufacturing facilities: one in Phoenix, Arizona and another in Plant City, Florida, approximately 30 miles northeast of Tampa. Our Phoenix, Arizona facility consists of approximately 50,000 square feet of covered production space under roof, on a 10-acre site, pursuant to a lease expiring in 2012. Our Plant City, Florida facility consists of 106,000 square feet on a 17-acre site.

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

We closed our Texas plant in the first quarter of 2007 because of sluggish sales in the state and our ability, in some instances, to source products from other Modtech facilities or third-party manufacturers. We owned the land and building related to our steel shop in Texas and sold this property during 2007 for the $0.6 million approximate book value of the assets. We did not incur any material costs associated with exit or disposal activities.

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

The California plants were closed because they represented excess capacity and, in the case of the Perris facility, we would have been required by the city to make extensive improvements to the property. The landlord we returned the facility to in Perris joined with one of our former executive officers in opening a competing modular manufacturing business at the facility.

ITEM 3. LEGAL PROCEEDINGS

On September 26, 2005, we filed lawsuit against the Campbell Union Elementary School District (the “District”) in the California Superior Court for Santa Clara County. In an amended pleading, we have asserted that the District improperly terminated our contract and that we are entitled to damages for breach of contract. Pursuant to our contract with the District entered into in October 2003, we submitted our plans for a two-story building with a design methodology that was pre-approved by the Division of State Architect (“DSA”) and in accordance with the contract documents. The District submitted the plans to the DSA’s Oakland regional office which unexpectedly refused to approve the plans. The District refused to grant us an extension of time to resolve this issue with the DSA Oakland regional office despite the fact that our contract provided for such an extension for District caused delays and for unforeseen events. The District declared us in default in December 2004, and on May 3, 2005, the District made a demand upon our bonding company, Liberty Mutual (“Liberty”), to complete the contract. On May 16, 2005 DSA directed its Oakland office to accept our design methodology as originally submitted. Liberty took over the project in June 2005, and we entered into an agreement with Liberty to complete the work on the project, reserving our rights and claims against the District. The project has now been completed. A trial date has not yet been established by the court, but is expected to be scheduled by the end of 2008.

On January 25, 2006, a class action lawsuit was filed against us and Bayside Solutions, Inc. by TRICO Pipes, Aram Hodess, Micah Long and the Plumbers and Steamfitters Local Union No. 159 in the California Superior Court for Alameda County on behalf of those persons we employed on California public work projects from January 25, 2002 to the filing of the complaint. The complaint alleges that we failed to pay these individuals general prevailing wage rates, overtime rates, and required rates for holiday work. It also alleges that we failed to employ registered apprentices, thereby denying such apprentices the opportunity to earn wages. Bayside Solutions, Inc. is a temporary labor service used by us and TRICO Pipes is a joint labor management committee in the plumbing and pipe fitting industry in Contra Costa County. The court has not yet certified the class.

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

Except for the two proceedings described above, we are not involved in any legal proceedings other than ordinary routine litigation incidental to our business, including product liability, employment disputes, administrative proceedings and commercial litigation. Such proceedings often do not specify the amount of damages sought, and their outcomes are not predictable. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these routine pending proceedings. While they could affect operating results of any one quarter when resolved in future periods, it is management’s opinion that, after final disposition, any monetary liability or financial impact to us from these routine proceedings beyond that provided for at year-end would not be material to our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “MODT”. The range of high and low sales prices for the common stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated below, are as follows:

Fiscal Year 2007 Quarters Ended	High	Low
March 31, 2007	$5.53	$2.95
June 30, 2007	3.39	2.47
September 30, 2007	2.98	1.03
December 31, 2007	2.00	0.63

Fiscal Year 2006 Quarters Ended	High	Low
March 31, 2006	$9.49	$6.93
June 30, 2006	10.95	6.17
September 30, 2006	7.74	5.00
December 31, 2006	5.69	4.27

On March 27, 2008, the closing sales price on the NASDAQ Global Market for a share of our common stock was $0.31. The approximate number of holders of record of our common stock on February 29, 2008, was 64.

On January 16, 2008, we received a letter from The Nasdaq Stock Market notifying us that for the 30 consecutive business days preceding the date of the letter the bid price of our common stock had closed below the $1.00 per share minimum bid price required for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Marketplace Rule 4450(a)(5). This notification has no effect on the listing of our common stock at this time.

In accordance with Nasdaq Marketplace Rule 4450(e)(2), we have 180 calendar days from the date of the Nasdaq letter, or until July 14, 2008, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days. Nasdaq may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If compliance is not regained, Nasdaq will notify us of its determination to delist our common stock, which decision may be appealed to a Listings Qualification Panel.

We may alternatively apply to transfer our common stock to The Nasdaq Capital Market if we satisfy all of the requirements, other than the minimum bid price, for initial inclusion on this market. If we elect to apply for such a transfer and if such application is approved, we will be afforded the remainder of a second 180 calendar day period to regain compliance with the minimum bid price rule while listed on The Nasdaq Capital Market.

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

	(a) Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,614,038	(1)	$6.66	(2)	1,038,881
Equity compensation plans not approved by security holders	N/A		N/A		N/A

(1)	Includes 507,087 unvested shares of restricted stock issued pursuant to our 2002 Stock Option Plan.

(2)
Because the 507,087 unvested shares of restricted stock shares issued pursuant to our 2002 Stock Option Plan do not have an exercise price, the shares are not included in the calculation of weighted average exercise price.

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report. The consolidated statements of income data for the years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheet data at December 31, 2007 and 2006, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K. The consolidated statements of income data for the years ended December 31, 2004 and 2003, and the consolidated balance sheet data at December 31, 2005, 2004 and 2003, are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year ended December 31,
	2007	2006	2005	2004	2003

Net sales	$87,323,000	$156,033,000	$230,324,000	$185,194,000	$159,870,000
Cost of goods sold	93,223,000	151,655,000	221,376,000	188,114,000	147,938,000

Gross (loss) profit	(5,900,000)	4,378,000	8,948,000	(2,920,000)	11,932,000

Selling, general and administrative expenses	15,383,000	17,326,000	15,945,000	14,524,000	8,208,000
Impairment loss on goodwill	38,303,000	33,600,000	-	-	-
(Gain) loss on sale of property and equipment	(55,000)	95,000	(6,000)	(745,000)	1,000

(Loss) income from operations	(59,531,000)	(46,643,000)	(6,991,000)	(16,699,000)	3,723,000

Other (expense) income:
Interest expense	(1,919,000)	(2,479,000)	(6,927,000)	(1,663,000)	(1,444,000)
Interest income	238,000	326,000	358,000	31,000	85,000
Loss on extinguishment of debt	-	(3,421,000)	-	-	-
Gain (loss) on warrant and embedded derivatives	7,657,000	6,959,000	(5,804,000)	-	-
Amortization of debt costs	(628,000)	(1,384,000)	(1,037,000)	(1,204,000)	-
Accretion of convertible debt discount	(2,827,000)	(3,740,000)	(1,064,000)	-	-
Early debt conversion fee	-	(4,716,000)	-	-	-
Other income, net	102,000	407,000	361,000	881,000	31,000

	2,623,000	(8,048,000)	(14,113,000)	(1,955,000)	(1,328,000)

(Loss) income before income taxes	(56,908,000)	(54,691,000)	(21,104,000)	(18,654,000)	2,395,000
Income tax benefit (provision)	-	-	-	108,000	(938,000)

Net (loss) income	(56,908,000)	(54,691,000)	(21,104,000)	(18,546,000)	1,457,000
Series A preferred stock dividend	-	-	-	221,000	7,000

Net (loss) income applicable to common shareholders	$(56,908,000)	$(54,691,000)	$(21,104,000)	$(18,767,000)	$1,450,000

Basic (loss) earnings per common share	$(2.66)	$(2.96)	$(1.35)	$(1.35)	$0.11

Basic weighted-average shares outstanding	21,355,000	18,465,000	15,682,000	13,949,000	13,708,000

Diluted (loss) earnings per common share	$(2.66)	$(2.96)	$(1.35)	$(1.35)	$0.10

Diluted weighted-average shares outstanding	21,355,000	18,465,000	15,682,000	13,949,000	14,122,000

	Year ended December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Working capital	$12,146,000	$26,320,000	$3,194,000	$12,207,000	$22,127,000
Total assets	47,220,000	122,810,000	181,833,000	179,792,000	146,209,000
Total liabilities	34,148,000	55,969,000	97,272,000	87,217,000	39,188,000
Long-term debt, excluding current portion	10,209,000	10,326,000	14,628,000	19,756,000	6,000,000
Shareholders' equity	13,072,000	66,841,000	84,561,000	92,575,000	107,021,000

	Year ended December 31,
	2007	2006	2005	2004	2003
Selected Operating Data:
Gross (loss) margin	-6.8%	2.8%	3.9%	-1.6%	7.5%
Operating (loss) margin	-68.2%	-29.9%	-3.0%	-9.0%	2.3%
Backlog at period end	$80,000,000	$60,000,000	$81,000,000	$172,000,000	$115,000,000

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

In California and Florida, we market and sell our modular classrooms to school districts. Virtually all of our classroom sales are dependent upon public funding. Such funding is sourced in multiple ways which are strongly influenced by educational policies that are subject to political factors.

The modular relocatable classroom industry is highly competitive with the market divided among a number of privately-owned companies whose share of the market is smaller than ours. The nonresidential modular building industry is highly competitive and fragmented. It is composed primarily of regionally based private companies, each with a single manufacturing facility.

A total of approximately $2.2 million in change orders on three school projects in California are included in both revenue and cost of sales for 2007. A total of approximately $3.5 million in change orders on six school projects in California are included in both revenue and cost of sales for 2006. A total of approximately $2.4 million in change orders on one school project in California are included in both revenue and cost of sales for 2005. These change orders represent incremental work that was outside the original contract. The contract calls for this work to be completed and the change orders submitted for approval and payment after the completion of the work. We complied with this requirement. Although the change orders remain unapproved, we believe it is probable that these costs will be recovered.

In the first quarter of 2007 we closed our Glen Rose, Texas manufacturing facility. We moved much of our Texas inventory and fixed assets to our other factories. We owned the land and building related to our steel shop in Texas, which is adjacent to the Glen Rose facility. We sold the steel shop during 2007 for the $0.6 million approximate book value of the assets. We did not incur any material costs associated with exit or disposal activities related to the closure of the Glen Rose facility.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in our statements of operations.

	Percent of Net Sales
	Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	106.8	97.2	96.1
Gross (loss) profit	(6.8)	2.8	3.9
Selling, general and administrative expenses	17.6	11.1	6.9
Impairment loss on goodwill	43.9	21.5	-
(Gain) loss on sale of property and equipment	(0.1)	0.1	(0.0)
Loss from operations	(68.2)	(29.9)	(3.0)
Other (expense) income:
Interest expense	(2.2)	(1.6)	(3.0)
Interest income	0.3	0.2	0.2
Loss on extinguishment of debt	-	(2.2)	-
Gain (loss) on warrant and embedded derivatives	8.8	4.5	(2.5)
Amortization of debt costs	(0.7)	(0.9)	(0.5)
Accretion on convertible debt discount	(3.2)	(2.4)	(0.5)
Early debt conversion fee	-	(3.0)	-
Other income, net	0.1	0.3	0.2
Loss before income taxes	(65.2)	(35.1)	(9.2)
Income tax benefit	-	-	-
Net loss	(65.2)%	(35.1)%	(9.2)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales

Net sales for the year ended December 31, 2007 decreased to $87.3 million from $156.0 million for 2006, a decrease of $68.7 million or 44.0%. When compared to the prior year, in 2007 California sales of $57.4 million were down 35.6%; Florida sales of $13.2 million were down 63.5%; Arizona sales of $16.7 million were down 20.6% and Texas sales decreased from $9.8 million in 2006 to zero in 2007 due to the closure of our manufacturing facility in 2007.

The decrease in sales in 2007 in California was primarily due to a general slowdown in the education and commercial markets. The change in the education market is caused primarily by delays imposed by our customers on various large educational projects, a relative flattening of California school enrollment in recent years and general economic conditions. The decrease in the commercial market can be attributed to the slowdown in the construction and housing markets.

In addition, we believe that the demise of the “piggyback” contracting system in California in the prior year continued to have an adverse affect on our sales volume in 2007. Prior to January 27, 2006, many school districts in California utilized piggyback contracts which allowed them to order buildings based on contracts bid and entered into by builders, including Modtech, with other school districts. Since January 27, 2006, these piggyback contracts have not been allowed in California school facilities procurement. As a result, the system allows more public bids for the same volume of work. The change to the public bidding process has resulted in increased competitive pressures because smaller contractors are able to bid on more contracts. In the first half of 2006, much of the revenue was realized under the old piggyback contracting system due to the long-term nature of our California education contracts. In 2007, all of our revenue from the California education market was realized under the new, more competitive public bid contracting system.

California public school enrollment has been essentially flat over the last three years and, while funds from recently enacted bond measures are available, spending for new schools has slowed from prior years. This leveling off of school enrollment has led to decreased demand for new school construction, causing a higher percentage of school bond funds to be utilized for modernization of existing structures and less on new permanent construction or facilities. Even the fast growing school districts are proceeding more conservatively in light of the slowdown in other districts. The modernization work has benefited the leasing companies, but has not resulted in relocatable classroom sales for Modtech because the leasing companies have not had to purchase significant numbers of new classrooms.

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

The sales decrease in Arizona in 2007 is due to the decreased volume of orders in the education markets for Arizona and Nevada.

The sales decrease in Texas in 2007 is due to closing our Texas manufacturing facility in the first quarter of 2007.

Gross (Loss) Profit

Gross loss for the year ended December 31, 2007 was $5.9 million, a decrease of $10.3 million from the gross profit of $4.4 million recorded the previous year. Gross loss as a percentage of net sales decreased to 6.8% in 2007 down from a gross margin of 2.8% in 2006. Our gross profit margin declined as revenues declined because we were not able to adequately cover our fixed manufacturing costs, particularly due to continued production delays in key education projects and decreased sales volume in the education markets in California, Florida and Arizona. During 2007 we experienced negative gross margins on newly introduced product offerings including residential products. In the fourth quarter of 2007 we settled certain insurance claims and adjusted our estimate of proceeds from insurance claims, which resulted in a $1.6 million write down included in cost of goods sold. These insurance claims were for various building structural repairs, the costs of which were originally included in cost of goods sold.

Selling, General and Administrative Expense

In 2007, selling, general and administrative (SG&A) expenses decreased $1.9 million from the prior year to $15.4 million with SG&A costs representing 17.6% of net sales compared to 11.1% of net sales in the prior year. The decrease in SG&A was primarily attributable to a $1.9 million decrease in the provision to the allowance for contract adjustments over the same period. Excluding the provision to the allowance for contract adjustments, SG&A costs were essentially flat from 2006 to 2007.

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

During the three months ended June 30, 2007, we completed the final measurement of goodwill impairment, resulting in a determination that the remaining balance of goodwill was fully impaired. The fair value calculation was based on market approaches and an updated present value of future cash flows. As a result of this independent goodwill impairment measurement, we recognized an impairment loss for the remaining balance of goodwill of $38.3 million for the three-month period ended June 30, 2007. As a result of this full impairment recognition, we recognized an impairment loss of $38,303,000 to write-down the carrying value of goodwill to zero during the three-month period ended June 30, 2007 and the year ended December 31, 2007.

Operating Loss

Operating losses increased to $59.5 million, or 68.2% of net sales, for the year ended December 31, 2007 from $46.6 million in losses, or 29.9% of net sales, for the year ended December 31, 2006. The increase in operating losses was a result of the decline in net sales and gross margins and the impairment loss on goodwill, partially offset by the decrease in SG&A expenses as discussed above.

Other Income (Expense)

Interest expense decreased from $2.5 million in 2006 to $1.9 million in 2007. The decrease is attributable to significantly reduced debt during 2007 as compared to 2006 as well as lower interest rates over the same period.

In 2006, we recognized a $3.4 million loss on extinguishment of debt. This consisted of a $2.1 million write off of the unamortized debt issue costs of the Fortress Credit Corp. credit facility when it was replaced in the first quarter of 2006 with a credit facility from Bank of America N.A., a $0.3 million write off of the unamortized debt issue cost of the Bank of America credit facility when the credit facility was replaced in the fourth quarter of 2006 with loans from Laurus Master Fund, Ltd. (“Laurus”), $0.5 million in early termination fees paid to Bank of America during the fourth quarter of 2006 and amortization of a portion of the debt issue costs associated with the promissory notes issued to Laurus. In addition we incurred a loss on the redemption of our $25.9 million convertible note issued to Amphora Limited (“Amphora Convertible Note”). On November 1, 2006 we redeemed the balance of the Amphora Convertible Note with a face value of $17.6 million through a combination of the conversion of one million shares pursuant to the terms of the note and the payment of $8.0 million cash. The shares issued upon conversion were recorded at the $7.82 per share conversion price of the notes. The loss on extinguishment is calculated based on the $15.2 million discounted amount of the Amphora Convertible Note and includes the write-off of $0.9 million in debt issuance costs and the non-cash benefit of writing off the $0.8 million embedded derivative.

We recognized a non-cash gain of $7.7 million related to the change in fair value of warrant derivatives in 2007, compared to $7.0 million in 2006.

Amortization of debt costs for 2007 was $0.6 million, compared to $1.4 million for 2006.

Accretion of debt discount for 2007 was $2.8 million, compared to an accretion of $3.7 million for 2006. Accretion on debt discount for 2007 and 2006 included $0.5 million and $2.7 million, respectively, in incremental non-cash charges related to the conversion of convertible notes.

We recognized non-cash early debt conversion fees of $4.7 million in 2006. In the second quarter of 2006, $1.9 million of the non-cash early debt conversion fee was recognized for the fair value of 189,189 restricted shares issued to Amphora Limited as consideration for the early conversion of a portion of the Amphora Convertible Note. In the fourth quarter of 2006, $2.9 million of the non-cash early debt conversion fee was recognized for the fair value of 636,663 incremental shares issued, or to be issued, to Laurus as consideration for the early conversion of the convertible note issued in 2006. The incremental shares issued in the fourth quarter of 2006 were the result of reducing the conversion price of the Laurus note during the quarter to $3.57 per share.

Income Tax Benefit

No benefit for income tax was recorded in 2007 or 2006 because under applicable accounting standards our cumulative losses for the three years ended December 31, 2007 are deemed to have created significant negative evidence that it is more likely than not that we will not be able to realize our net deferred tax assets. Therefore, a valuation allowance has been recorded against our net deferred tax assets, which totals $28.0 million at December 31, 2007, and $19.2 million at December 31, 2006. Our 2007 effective tax rate was 15.5% before the deferred tax asset valuation adjustment compared to prior year at 13.0%. The effective tax rate in 2008 is expected to range from 35% to 39%. The lower effective tax rates in prior years is due primarily to the goodwill impairment charge of $38.3 million and $33.6 million for the years ended December 31, 2007 and 2006, respectively.

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

Selling, General and Administrative Expense

In 2006, selling, general and administrative expenses increased $1.4 million over the prior year to $17.3 million with SG&A costs representing 11.1% of net sales compared to 6.9% of net sales in the prior year. The increase in SG&A was primarily attributable to a $3.2 million provision to the allowance for contract adjustments and $1.2 million in stock compensation expense as a result of the implementation of SFAS123(R). Stock compensation expense was reported in the past on a pro forma basis pursuant to the predecessor to SFAS 123(R), SFAS 123. Excluding the provision to the allowance for contract adjustments and stock compensation expense, SG&A costs declined $2.3 million from 2005 to 2006 due to reduced legal, accounting and professional services as well as reduced sales commissions that resulted from lower sales. In the third quarter of 2006 management took actions to reduce SG&A costs, primarily by a reduction of staffing.

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

We recognized a $3.4 million loss on extinguishment of debt. This consisted of a $2.1 million write off of the unamortized debt issue costs of the Fortress Credit Corp. credit facility when it was replaced in the first quarter of 2006 with a credit facility from Bank of America N.A., a $0.3 million write off of the unamortized debt issue cost of the Bank of America credit facility when the credit facility was replaced in the fourth quarter of 2006 with loans from Laurus, $0.5 million in early termination fees paid to Bank of America during the fourth quarter of 2006 and amortization of a portion of the debt issue costs associated with the promissory notes issued to Laurus. In addition we incurred a loss on the redemption of our $25.9 million convertible note issued to Amphora Limited (“Amphora Convertible Note”). On November 1, 2006 we redeemed the balance of the Amphora Convertible Note with a face value of $17.6 million through a combination of the conversion of one million shares pursuant to the terms of the note and the payment of $8.0 million cash. The shares issued upon conversion were recorded at the $7.82 per share conversion price of the notes. The loss on extinguishment is calculated based on the $15.2 million discounted amount of the Amphora Convertible Note and includes the write-off of $0.9 million in debt issuance costs and the non-cash benefit of writing off the $0.8 million embedded derivative.

We recognized a non-cash gain of $7.0 million related to the embedded and warrant derivatives associated with the Amphora Convertible Note and outstanding warrants in 2006.

Amortization of debt costs for 2006 was $1.4 million.

Accretion of convertible debt discount for 2006 was $3.7 million, which included $2.7 million incremental non-cash charges related to the discount on the $19.7 million conversion of convertible notes in 2006.

We recognized non-cash early debt conversion fees of $4.7 million in 2006. In the second quarter of 2006, $1.9 million of the non-cash early debt conversion fee was recognized for the fair value of 189,189 restricted shares issued to Amphora Limited as consideration for the early conversion of a portion of the Amphora Convertible Note. In the fourth quarter of 2006, $2.9 million of the non-cash early debt conversion fee was recognized for the fair value of 636,663 incremental shares issued, or to be issued, to Laurus as consideration for the early conversion of the convertible note issued in 2006. The incremental shares issued in the fourth quarter of 2006 were the result of reducing the conversion price of the Laurus note during the quarter to $3.57 per share.

Income Tax Benefit

No benefit for income tax was recorded in 2005 or 2006. No tax benefit was recognized because under applicable accounting standards our cumulative losses for the three years ended December 31, 2006 are deemed to have created significant negative evidence that it is more likely than not that we will not be able to realize our net deferred tax assets. Therefore, a valuation allowance has been recorded against our net deferred tax assets, which totals $19.2 million at December 31, 2006, and $12.3 million at December 31, 2005. Our 2006 effective tax rate was 13.0% before the deferred tax asset valuation adjustment compared to prior year at 23.7%. The lower effective tax rate in 2006 is due primarily to the goodwill impairment charge of $33.6 million. The lower effective tax rate in 2005 is due primarily to the $5.8 million in non-cash losses for the embedded and warrant derivatives, which are not deductible for tax purposes.

Liquidity and Capital Resources

In recent years we have funded our operations and capital expenditures mostly with cash generated internally by operations, borrowings under various credit facilities, cash received from exercised options and private placements of equity.

Cash and cash equivalents were $0.4 million at December 31, 2007 compared to $6.3 million at December 31, 2006. The decrease was primarily due to the loss from operations, excluding the non-cash impairment loss on goodwill and non-cash stock compensation expense, and payments on our accounts payable, offset by cash provided by reductions in restricted cash and collections of accounts receivable. We believe that our existing cash and cash equivalents, anticipated cash flows from operations in 2008, and the proceeds of an equity financing in the first quarter of 2008, will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Cash totaling $6.2 million was used by operating activities during 2007 compared to cash used of $7.5 million during 2006. During 2007, the net loss, adjusted for non-cash expenses from depreciation and amortization, provision for contract adjustments, gain on sale of equipment, stock compensation expense, impairment loss on goodwill, gain on derivative liability and accretion on debt discount used $18.2 million of operating cash. Changes in remaining working capital balances during this period provided $12.0 million in cash.

Net cash used by investing activities was $0.4 million in 2007, compared to net cash provided by investing activities of $3.0 million in 2006. Capital expenditures were $1.0 million in 2007 compared to $1.4 million in 2006. Prior year cash from investing activities included the $4.4 million proceeds from the sale of our manufacturing plant in Florida to NL Ventures V, L.P. Concurrently with the sale of the property, we entered into a lease agreement with the purchaser’s assignee, NL Ventures V Plant City, L.P., pursuant to which we leased back the property for an initial term of 20 years. We have the option to extend the lease term for two additional terms of five years each. The annual rent is $491,160 for the first year of the lease and increases at the rate of 3% per annum thereafter. We have posted a security deposit of $0.5 million in connection with the lease.

Net cash provided by financing activities was $0.8 million in 2007, consisting of proceeds from the reduction of restricted cash of $4.5 million, offset by $3.7 million in principal payments on long-term debt.

As of December 31, 2007, we were not in compliance with all covenants with our lender Laurus Master Fund, Ltd. (“Laurus”) and two of its related entities. In March 2008, we entered into an agreement with Laurus and its two related entities pursuant to which we obtained a waiver of the event of default and restructured certain other provisions of the promissory notes issued to Laurus in 2006, as further described below and in Note 21.

Management has taken the following actions, among others to address liquidity and operating performance issues:

•     As discussed above, in March 2008 we entered into an amendment and waiver agreement with Laurus and its related entities. Pursuant to the waiver, we issued warrants to purchase 3,000,000 shares of Modtech’s common stock at an exercise price of $0.40 per share and additional promissory notes in the aggregate principal amount of $750,000, on which the principal amount plus related interest are due and payable on December 29, 2009. In return Laurus and its related entities agreed to defer principal payments of $375,000 per month for the period March 1, 2008 through June 30, 2008, for a total deferral of $1.5 million, temporarily eliminate the covenant to maintain on a monthly basis at least $9 million in cash and eligible accounts receivable (the “Minimum Balance”) as of December, 31, 2007 through February 29, 2008, reduce the Minimum Balance from $9 million to $5.4 million for the period March 1, 2008 through March 31, 2008 and to $6.6 million for the period April 1, 2008 through June 30, 2008. The monthly interest payments of approximately $110,000 per month will continue without deferral or abatement and, commencing July 1, 2008, the monthly principal payments will resume and the Minimum Balance will again be $9 million.

•     On March 10, 2008, we completed an equity financing with existing stockholders, new investors and current directors and executives of the company, pursuant to which we issued 14,190 shares of its newly created Series B Preferred Stock and 2,256 shares of its newly created Series C Preferred Stock, each at $100 per share for an aggregate purchase price of $1.6 million.

•     We closed our Glen Rose, Texas manufacturing facility, and significantly reduced production staffing, overhead and selling general and administrative expenses.

•     We have developed an operating plan to manage costs in line with estimated total revenues for fiscal 2008, including contingencies for further cost reductions if projected revenue and improvement in operating results are not fully realized.

•     We have identified additional financing alternatives, including public or private offerings of equity or debt securities that we plan to pursue if necessary during 2008.

Based on the actions taken to date, and based on our current backlog and projections of future contracts, management believes that existing cash resources, working capital and cash flow from operations will be sufficient to meet our operating and liquidity requirements and that compliance with provisions of the modified promissory note agreements will be maintained during 2008.

Contractual Obligations

The following table represents a list of our future contractual obligations and commitments as of December 31, 2007:

Payments Due By Year Ending December 31,	Debt	Operating Leases	Total
2008	3,000,000	1,290,000	4,290,000
2009	11,354,000	1,300,000	12,654,000
2010	-	1,303,000	1,303,000
2011	-	1,313,000	1,313,000
2012	-	1,227,000	1,227,000
Thereafter	-	12,020,000	12,020,000

	$14,354,000	$18,453,000	$32,807,000

Other than the deferred gain on our sales leaseback transaction of $1.4 million included in other long-term liabilities, we do not have any capital lease obligations or purchase obligations, nor do we have any other form of long-term liabilities, reflected on our consolidated balance sheet under GAAP that are not set forth in the preceding table.

Related Party Transactions

Except as disclosed above under Item 1. Business - Backlog, for the years ended December 31, 2007 and 2006, we had no related party transactions.

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

Revenue Recognition for Other Product Sales

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact of this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires consolidated statement of operations to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the potential impact of this statement.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” (“FAS 161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company does not expect SFAS 161 to have a material impact on its financial statements.

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

The following tables present our unaudited quarterly information for each quarter of fiscal years 2007, 2006 and 2005 and reflect the seasonality of our business. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included elsewhere in this report.

2007:	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$13,975,000	$21,817,000	$24,031,000	$27,500,000
Gross (loss) profit	(5,253,000)	(1,207,000)	(529,000)	1,089,000
Net (loss) income	(9,345,000)	(5,163,000)	(42,928,000)	528,000
(Loss) earnings per common share:
Basic and diluted	$(0.44)	$(0.24)	$(2.00)	$0.02

2006:	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$29,239,000	$45,583,000	$44,307,000	$36,904,000
Gross (loss) profit	(3,692,000)	2,915,000	2,868,000	2,287,000
Net (loss) income	(50,996,000)	503,000	(297,000)	(3,901,000)
(Loss) earnings per common share:
Basic and diluted	$(2.59)	$0.03	$(0.02)	$(0.23)

Inflation

We are subject to the effects of changing prices. During the years ended December 31, 2007, 2006 and 2005, there was no significant inflationary impact, but during 2004 we realized dramatic increases in the price of certain commodities used in the production of our products, in particular steel, dimensional lumber and plywood products. Many of our contracts at the time did not allow us to pass these costs on to our customers. While the cost outlook for these and other commodities used in our production is not certain, management believes it can manage these inflationary pressures with sales price adjustments that are allowed by our newer contracts and by actively pursuing internal cost reduction efforts, including improved supply chain and inventory management.

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

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates on our debt instruments. During 2007, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Our outstanding debt instruments with Laurus Master Fund, Ltd. bear interest at adjustable rates equal to the prime rate as published in the Wall Street Journal, plus 2.5% and 3.75%, respectively. The debt outstanding under these notes entering 2008 is $14.4 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $140,000 per annum.

Credit Risk

Our credit terms generally are “net 30” for dealer accounts and defined by contracts which vary for direct sales. We actively monitor the risk of loss through a variety of control procedures involving senior management. Historically, credit losses have been less than 1.0% of sales and within our expectations.

Derivative Liability Risk

We are exposed to the risk of fair value derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increase or decrease, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2007, a $1 decrease or increase in our stock price results in a non-cash derivative gain or loss of approximately $0.5 million and $1.0 million, respectively. During 2007, 2006 and 2005, we experienced a $7.7 million non-cash gain, a $7.0 million non-cash gain and a $5.8 million non-cash loss, respectively, on warrant and convertible note embedded derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, along with the notes thereto and the Report of Independent Registered Public Accounting Firm thereon, required to be filed in response to this Item 8 are attached hereto as exhibits under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, and because of the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the December 31, 2007, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying consolidated financial statements presented in this Annual Report of Form 10-K fairly present the financial condition and results of operations for the fiscal years indicated.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective can provide only reasonable assurance as to the adequacy and accuracy of financial statement preparation and presentation.

As defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 5, an internal control material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements of a company will not be prevented or detected on a timely basis. An internal control significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated and assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation and assessment led to the identification of material weaknesses in our internal control over financial reporting.

The identified material weaknesses in our internal control over financial reporting relate to the following matters:

•	We lack the necessary depth of personnel with sufficient technical accounting expertise to ensure that the preparation of interim and annual financial statements are without material misstatements.

•
Our procedures associated with accounting for our long-term revenue contracts continue to be insufficient to ensure that revenue and costs are properly reflected in our consolidated financial statements.

Because of the material weaknesses described above, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

Our plan to remediate those material weakness remaining as of December 31, 2007 is as follows:

•	We plan to either hire additional staff for our operational finance teams or utilize outside consulting resources for further documentation, testing and monitoring of key controls.

•	We are currently re-evaluating all finance personnel to ensure that appropriate skills and training are maintained in all critical positions.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits

Exhibit
Number	Name of Exhibit

3.1(1)	Certificate of Incorporation of the Company.

3.2(1.1)	Bylaws of the Company.

3.3	Certificate of Amendment of Certificate of Incorporation

4.1	Certificate of Designation of Preferences

4.2	Amended and Restated Certificate of Designation of Preferences

10.1(2)	Company’s 1994 Stock Option Plan.

10.2(2)	Company’s 1996 Stock Option Plan.

10.3(2)	Company’s 1999 Stock Option Plan.

10.4(2)	Company’s 2002 Stock Option Plan.

10.5(3)	Employment Agreement between the Company and Dennis L. Shogren.

10.6(3.1)	Employment Agreement between the Company and Ronald Savona.

10.7(3.2)	Employment Agreement between the Company and Kenneth S. Cragun.

10.8(2)	Separation Agreement between the Company and Evan M. Gruber.

Exhibit
Number	Name of Exhibit

10.9(2)	Separation Agreement between the Company and Michael G. Rhodes.

10.10(2)	Employment Agreement between the Company and David M. Buckley

10.11(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett property in Perris, California

10.12(4)	Lease between the Company and BMG, relating to the property in Lathrop, California

10.13(5)	Conversion and Repurchase Agreement, dated October 31, 2006

10.14(6)	Securities Purchase Agreement, dated December 31, 2004

10.15(6)	Senior Subordinated Secured Convertible Note, dated December 31, 2004

10.16(6)	Warrant to Purchase Common Stock issued December 31, 2004

10.17(6)	Registration Rights Agreement, dated December 31, 2004

10.18(6)	Pledge and Security Agreement, dated December 31, 2004

10.19(6)	Intercreditor Agreement, dated December 31, 2004

10.20(6)	Amendment and Forbearance Agreement among the Company, Wells Fargo Bank, N.A., Union Bank of California, N.A. and Comerica Bank California, dated December 29, 2004.

10.21(7)	Financing Agreement between the Company and Fortress Credit Corp. as administrative agent, dated February 25, 2005.

10.22(8)	Amendment Number 1 to Industrial Real Estate Lease between Modtech Holdings, Inc. and BMG2 Enterprises, dated July 29, 2005

10.23(8)	Sublease between Modtech Holdings, Inc. and Boise Building Solutions Distribution, L.L.C., dated July 29, 2005

10.24(9)	Securities Purchase Agreement with Peninsula Fund, L.P. and others, dated August 5, 2005

10.25(9)	First Amendment and Waiver of Financing Agreement between Fortress and Modtech Holdings, Inc., dated August 5, 2005

10.26(9)	First Amendment and Restated Registration Rights Agreement, dated August 5, 2005

10.27(9)	Amended and Restated Senior Subordinated Secured Convertible Note, dated August 5, 2005

10.28(9)	Consent, Waiver, Amendment and Exchange Agreement, dated August 5, 2005 (“Waiver”)

10.29(9)	Form of Voting Agreement executed pursuant to Waiver

10.30(9)	Form of Lock Up Letter executed pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.31(9)	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 5, 2005

10.32(9)	Warrant for 8,276 shares of common stock, dated August 5, 2005

10.33(10)	Second Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated September 19, 2005

Exhibit
Number	Name of Exhibit

10.34(11)	Third Amendment of Financing Agreement between Fortress and Modtech Holdings, Inc., dated December 22, 2005

10.35(12)	Intercreditor Agreement with Bank of America, N.A., dated, March 31, 2006

10.36(12)	Loan and Security Agreement with Bank of America, N.A., dated March 31, 2006

10.37(12)	Amendment Agreement, dated March 31, 2006

10.38(13)	Amendment to 2002 Stock Option Plan, dated June 13, 2006

10.39(14)	Exchange of Senior Subordinated Secured Convertible Notes, dated May 3, 2006

10.40(15)	Securities Purchase Agreement with Laurus Master Fund, Ltd. (and attached exhibits), dated October 21, 2006

10.41(15)	Intellectual Property Security Agreement, dated October 31, 2006

10.42(15)	Master Security Agreement with Laurus Master Fund, Ltd., dated October 31, 2006

10.43(15)	Registration Rights Agreement with Laurus Master Fund, Ltd., dated October 31, 2006

10.44(15)	Sale and Purchase Agreement and Joint Escrow Instructions with NL Ventures V, L.P. dated November 1, 2006

10.45(15)	Lease Agreement with NL Ventures V Plant City, L.P. dated November 1, 2006

10.46(16)	Registration Rights Agreement with Amphora Limited, dated October 31, 2006

10.47(16)	Conversion and Repurchase Agreement, dated October 31, 2006

10.48(17)	Amendment and Waiver Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

10.49(17)	Securities Purchase Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

10.50(17)	Secured Term Note issued to Laurus Master Fund, Ltd., dated December 28, 2006

10.51(17)	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd., dated December 28, 2006

10.52(17)	Amended and Restated Registration Rights Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

10.53	Amendment and Waiver Agreement with Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd. and Valens U.S. SPV I, LLC, dated February 29, 2008

10.54	Promissory Note issued to Laurus Master Fund, Ltd. in the amount of $634,414.36, dated February 29, 2008

10.55	Promissory Note issued to Valens Offshore SPV I, Ltd. in the amount of $66,602.06, dated February 29, 2008

10.56	Promissory Note issued to Valens U.S. SPV I, LLC in the amount of $48,983.58, dated February 29, 2008

10.57	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd. for up to 2,537,657 shares of stock, dated February 29, 2008

Exhibit
Number	Name of Exhibit

10.58	Common Stock Purchase Warrant issued to Valens Offshore SPV I, Ltd. for up to 266,408 shares of stock, dated February 29, 2008

10.59	Common Stock Purchase Warrant issued to Valens U.S. SPV I, LLC for up to 195,935 shares of stock, dated February 29, 2008

10.60	Registration Rights Agreement with Laurus Master Fund, Ltd., dated February 29, 2008

10.61	Registration Rights Agreement with Valens Offshore SPV I, Ltd., dated February 29, 2008

10.62	Registration Rights Agreement with Valens U.S. SPV I, LLC, dated February 29, 2008

10.63	Reaffirmation and Ratification Agreement with Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd. and Valens U.S. SPV I, LLC, dated February 29, 2008

10.64	Lock-Up Letter Agreement with Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd. and Valens U.S. SPV I, LLC, dated February 29, 2008

10.65	Subscription Agreement with the "Buyers" (as defined therein), dated March 10, 2008

10.66	Registration Rights Agreement with the Buyers as described in Exhibit 10.63 above, dated March 10, 2008

10.67	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd. for up to 2,537,657 shares of stock, dated March 21, 2008

10.68	Amended and Restated Common Stock Purchase Warrant issued to Valens Offshore SPV I, Ltd. for up to 266,408 shares of stock, dated March 21, 2008

10.69	Amended and Restated Common Stock Purchase Warrant issued to Valens U.S. SPV I, LLC for up to 195,935 shares of stock, dated March 21, 2008

23.1	Consent of Independent Registered Public Accounting Firm - Squar, Milner, Peterson, Miranda & Williamson, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

(1.1)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).

(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 22, 2006 (Commission File No. 000-25161).

(3.1)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on February 13, 2006 (Commission File No. 000-25161).

(3.2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on June 25, 2007 (Commission File No. 000-25161).

(4)	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on November 1, 2002 (Commission File No. 000-25161).

(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).

(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on March 2, 2005 (Commission File No. 000-25161).

(8)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q/A filed with the Commission on October 17, 2005 (Commission File No. 000-25161).

(9)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on August 9, 2005 (Commission File No. 000-25161).

(10)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 23, 2005 (Commission File No. 000-25161).

(11)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on December 29, 2005 (Commission File No. 000-25161).

(12)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 4, 2006 (Commission File No. 000-25161).

(13)	Incorporated by reference to Modtech Holdings, Inc.’s Definitive Proxy Statement filed with the Commission on May 5, 2006 (Commission File No. 000-25161).

(14)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on August 14, 2006 (Commission File No. 000-25161).

(15)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 14, 2006.

(16)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on November 1, 2006 (Commission File No. 000-25161).

(17)	Incorporated by reference to Modtech Holdings, Inc. Form 8-K filed with the Commission on January 4, 2007 (Commission File No. 000-25161).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODTECH HOLDINGS, INC.

Date: April 14, 2008	by:	/s/ DENNIS L. SHOGREN
Dennis L. Shogren President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ DENNIS L. SHOGREN Dennis L. Shogren	Director, President & Chief Officer Executive (Principal Executive Officer)	April 14, 2008

/s/ ROBERT W. CAMPBELL Robert W. Campbell	Director	April 14, 2008

/s/ DANIEL J. DONAHOE Daniel J. Donahoe	Director	April 14, 2008

/s/ STANLEY GAINES Stanley Gaines	Director	April 14, 2008

/s/ CHARLES C. MCGETTIGAN Charles C. McGettigan	Director, Chairman of the Board	April 14, 2008

/s/ MYRON A. WICK III Myron A. Wick III	Director	April 14, 2008

/s/ KENNETH S. CRAGUN Kenneth S. Cragun	Chief Financial Officer (Principal Accounting Officer)	April 14, 2008

Index to Consolidated Financial Statements

Financial Statements

All other financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto, the amounts involved are not significant, or the schedules are not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Modtech Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Modtech Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule II for the years ended December 31, 2007, 2006 and 2005. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modtech Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2007, 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

At December 31, 2007, the Company was not in compliance with debt covenants of two loans with an aggregate outstanding principal balance of $14.354 million at December 31, 2007. In March 2008, the Company negotiated an agreement with the lender that included, among other provisions, a waiver of its default, a deferral of scheduled principal payments in the aggregate amount of $375,000 per month during the period March 2008 through June 2008, and a modification of the monthly debt covenant requirements during the period March 2008 through June 2008.  See Note 1 for a discussion of this matter.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
San Diego, California
April 14, 2008

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$409,000	$6,292,000
Restricted cash	3,377,000	9,139,000
Contracts receivable, less allowance for contract adjustments of $2,251,000 and
$2,358,000 in 2007 and 2006, respectively	14,056,000	27,910,000
Costs and estimated earnings in excess of billings on contracts	7,289,000	16,144,000
Inventories	5,923,000	6,282,000
Prepaid assets	617,000	1,032,000
Income tax receivable	8,000	8,000
Insurance receivable	2,955,000	3,535,000
Other current assets	14,000	104,000

Total current assets	34,648,000	70,446,000

Property and equipment, net	9,928,000	11,118,000
Goodwill	-	38,303,000
Debt issuance costs, net	740,000	1,369,000
Other assets	1,904,000	1,574,000

Total assets	$47,220,000	$122,810,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,209,000	$22,419,000
Accrued compensation	1,221,000	1,613,000
Accrued insurance expense	1,517,000	2,945,000
Provision for estimated losses on contracts	588,000	31,000
Warrant derivative liability	512,000	8,169,000
Accrued warranty	975,000	1,307,000
Accrued sales taxes	666,000	695,000
Other accrued liabilities	813,000	1,430,000
Billings in excess of costs and estimated earnings on contracts	1,686,000	2,009,000
Current maturities of long-term debt, net	1,315,000	3,508,000

Total current liabilities	22,502,000	44,126,000

Long-term debt, net, excluding current portion	10,209,000	10,326,000
Other long-term liabilities	1,437,000	1,517,000

Total liabilities	34,148,000	55,969,000
Commitments and contingencies (Note 17)
Shareholders’ equity:
Series A preferred stock, $0.01 par value. Authorized 5,000,000 shares;
no shares issued and outstanding in 2007 and 2006	-	-
Common stock, $.01 par value. Authorized 55,000,000 shares; issued and
outstanding 21,419,415 and 21,008,855 in 2007 and 2006, respectively	214,000	210,000
Additional paid-in capital	136,706,000	133,571,000
Accumulated deficit	(123,848,000)	(66,940,000)

Total shareholders’ equity	13,072,000	66,841,000

Total liabilities and shareholders’ equity	$47,220,000	$122,810,000

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended December 31,
	2007	2006	2005

Net sales	$87,323,000	$156,033,000	$230,324,000
Cost of goods sold	93,223,000	151,655,000	221,376,000

Gross (loss) profit	(5,900,000)	4,378,000	8,948,000

Selling, general and administrative expenses	15,383,000	17,326,000	15,945,000
Impairment loss on goodwill	38,303,000	33,600,000	-
(Gain) loss on sale of property and equipment	(55,000)	95,000	(6,000)

Loss from operations	(59,531,000)	(46,643,000)	(6,991,000)

Other (expense) income:
Interest expense	(1,919,000)	(2,479,000)	(6,927,000)
Interest income	238,000	326,000	358,000
Loss on extinguishment of debt	-	(3,421,000)	-
Gain (loss) on warrant and embedded derivatives	7,657,000	6,959,000	(5,804,000)
Amortization of debt costs	(628,000)	(1,384,000)	(1,037,000)
Accretion of convertible debt discount	(2,827,000)	(3,740,000)	(1,064,000)
Early debt conversion fee	-	(4,716,000)	-
Other income, net	102,000	407,000	361,000

	2,623,000	(8,048,000)	(14,113,000)

Loss before income tax benefit	(56,908,000)	(54,691,000)	(21,104,000)
Income tax benefit	-	-	-

Net loss	$(56,908,000)	$(54,691,000)	$(21,104,000)

Basic and diluted loss per common share	$(2.66)	$(2.96)	$(1.35)

Basic and diluted weighted-average common shares outstanding	21,355,000	18,465,000	15,682,000

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

				Retained Earnings
	Common Stock		Additional	(Accumulated	Shareholders'
	Shares	Amount	Paid-in Capital	Deficit)	Equity

Balance, December 31, 2004	14,479,082	$145,000	$83,575,000	$8,855,000	$92,575,000
Private placement of common stock	2,046,000	20,000	11,609,000	-	11,629,000
Equity issuance costs	-	-	(578,000)	-	(578,000)
Warrant derivatives issued
with private placement	-	-	(2,448,000)	-	(2,448,000)
Exercise of options, including tax
benefit of $290,000	537,137	5,000	4,482,000	-	4,487,000
Net loss	-	-	-	(21,104,000)	(21,104,000)

Balance, December 31, 2005	17,062,219	170,000	96,640,000	(12,249,000)	84,561,000
Equity issuance costs	-	-	(63,000)	-	(63,000)
Reclassification of embedded and
warrant derivatives from
liabilities to equity	-	-	4,915,000	-	4,915,000
Record beneficial conversion feature
of convertible debt issuance	-	-	581,000	-	581,000
Exercise of options	376,804	4,000	3,367,000	-	3,371,000
Exercise of warrants	325,000	3,000	2,597,000	-	2,600,000
Stock-based compensation expense	-	-	1,166,000	-	1,166,000
Convertible notes converted into
shares of common stock	3,055,643	31,000	19,654,000	-	19,685,000
Common shares issued as payment
of debt conversion premium	189,189	2,000	1,862,000	-	1,864,000
Non-cash inducement fee	-	-	2,852,000	-	2,852,000
Net loss	-	-	-	(54,691,000)	(54,691,000)

Balance, December 31, 2006	21,008,855	210,000	133,571,000	(66,940,000)	66,841,000
Stock-based compensation expense	-	-	1,674,000	-	1,674,000
Convertible notes converted into
shares of common stock	410,560	4,000	1,461,000	-	1,465,000
Net loss	-	-	-	(56,908,000)	(56,908,000)

Balance, December 31, 2007	21,419,415	$214,000	$136,706,000	$(123,848,000)	$13,072,000

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(56,908,000)	$(54,691,000)	$(21,104,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on abandonment of leasehold improvements	-	178,000	979,000
Depreciation and amortization	2,232,000	2,386,000	2,862,000
Provision for contract adjustments	1,354,000	3,222,000	731,000
Write-off of allowance for contract adjustments	(1,461,000)	(1,480,000)	(1,641,000)
Write-off of debt issuance costs	-	748,000	-
Loss on extinguishment of debt	-	3,421,000	-
Impairment loss on goodwill	38,303,000	33,600,000	-
(Gain) loss on sale of equipment	(55,000)	95,000	(6,000)
Stock compensation expense	1,674,000	1,166,000	-
Non-cash interest expense	-	-	1,150,000
(Gain) loss on warrant and embedded derivative liability	(7,657,000)	(6,959,000)	5,804,000
Accretion of debt discount	2,827,000	3,740,000	1,064,000
Early debt conversion fees settled with shares of common stock	-	4,716,000	-
Decrease (increase) in assets:
Restricted cash	1,297,000	334,000	-
Contracts receivable	13,961,000	11,035,000	(1,600,000)
Costs and estimated earnings in excess of billings	8,855,000	(94,000)	(6,777,000)
Inventories	359,000	5,765,000	1,556,000
Income tax receivable	-	(2,000)	5,162,000
Other current and non-current assets	755,000	(3,335,000)	(359,000)
(Decrease) increase in liabilities:
Accounts payable	(9,210,000)	(3,268,000)	5,403,000
Accrued compensation	(392,000)	(1,021,000)	(580,000)
Accrued insurance expense	(1,428,000)	(743,000)	(714,000)
Provision for estimated losses on contracts	557,000	(3,759,000)	(508,000)
Accrued sales taxes	(29,000)	(289,000)	(342,000)
Accrued warranty	(332,000)	377,000	162,000
Other accrued liabilities	(617,000)	(854,000)	1,222,000
Billings in excess of costs	(323,000)	(1,800,000)	(618,000)

Net cash used in operating activities	(6,238,000)	(7,512,000)	(8,154,000)
Cash flows from investing activities:
Proceeds from sale of equipment	556,000	4,352,000	118,000
Purchase of property and equipment	(994,000)	(1,350,000)	(1,897,000)

Net cash (used in) provided by investing activities	(438,000)	3,002,000	(1,779,000)

Cash flows from financing activities:
Net principal payments under revolving credit line	-	(4,819,000)	(19,379,000)
Principal payments on long-term debt	(3,672,000)	(20,895,000)	(13,105,000)
Proceeds from issuance of long-term debt	-	23,000,000	27,898,000
Decrease (increase) in restricted cash	4,465,000	6,979,000	(6,452,000)
Payment of debt issuance costs	-	(2,634,000)	(2,813,000)
Net proceeds from issuance of common stock	-	5,908,000	15,248,000

Net cash provided by financing activities	793,000	7,539,000	1,397,000

Net (decrease) increase in cash and cash equivalents	(5,883,000)	3,029,000	(8,536,000)
Cash and cash equivalents at beginning of period	6,292,000	3,263,000	11,799,000

Cash and cash equivalents at end of period	$409,000	$6,292,000	$3,263,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,751,000	$3,167,000	$5,089,000
Cash paid for taxes	$-	$-	$-
Non-cash financing and investing activities:
Derivative liability recorded in connection with warrants	$-	$6,781,000	$2,448,000
Reclassification of derivative liabilities to equity	$-	$4,915,000	$-
Beneficial conversion discount recorded in connection with convertible debt	$-	$581,000	$-
Conversion of convertible debt to common stock	$1,465,000	$19,685,000	$-

See accompanying notes to consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1)	Description of Business and Basis of Presentation

Description of Business

Modtech Holdings, Inc. and its subsidiaries (“Modtech”, “we”, “our”, or the “Company”) design, manufacture, market and install modular and relocatable classrooms, commercial and light industrial modular buildings, and custom residential modular houses.

Our classrooms are sold primarily to California school districts. Our modular classrooms include standardized units prefabricated at our manufacturing facilities, as well as customized units that are modular in design but constructed on site using components we manufacture. We also sell both standard and custom classrooms outside California, principally in Florida and Nevada.

We also design and manufacture modular, portable buildings to customer specifications for a wide array of uses, including governmental, military, healthcare, educational, airport and correctional facilities; office and retail space; daycare centers, libraries, churches, construction trailers, golf clubhouses, police stations, convenience stores, fast food restaurants, sales offices, motels and custom single family houses. The buildings are sold direct through an internal sales group, through leasing companies and through a dealer network to a wide range of end users.

Liquidity

As of December 31, 2007 we had cash and cash equivalents of $0.4 million and positive working capital of $12.1 million. For the year ended December 31, 2007 we had a net loss of $56.9 million (including an impairment loss on goodwill of $38.3 million) and negative cash flow from operating activities of $6.2 million, and as of December 31, 2007 had an accumulated deficit of $123.8 million.

As of December 31, 2007, we were not in compliance with all covenants with our lender Laurus Master Fund, Ltd. (“Laurus”) and two of its related entities. In March 2008, we entered into an agreement with Laurus and its two related entities pursuant to which we obtained a waiver of the event of default and restructured certain other provisions of the promissory notes issued to Laurus in 2006, as further described below and in Note 21.

Management has taken the following actions, among others to address liquidity and operating performance issues:

•
As discussed above, in March 2008 we entered into an amendment and waiver agreement with Laurus and its related entities. Pursuant to the waiver, we issued warrants to purchase 3,000,000 shares of Modtech’s common stock at an exercise price of $0.40 per share and additional promissory notes in the aggregate principal amount of $750,000, on which the principal amount plus related interest are due and payable on December 29, 2009. In return Laurus and its related entities agreed to defer principal payments of $375,000 per month for the period March 1, 2008 through June 30, 2008, for a total deferral of $1.5 million, temporarily eliminate the covenant to maintain on a monthly basis at least $9 million in cash and eligible accounts receivable (the “Minimum Balance”) as of December, 31, 2007 through February 29, 2008, reduce the Minimum Balance from $9 million to $5.4 million for the period March 1, 2008 through March 31, 2008 and to $6.6 million for the period April 1, 2008 through June 30, 2008. The monthly interest payments of approximately $110,000 per month will continue without deferral or abatement and, commencing July 1, 2008, the monthly principal payments will resume and the Minimum Balance will again be $9 million.

•
On March 10, 2008, we completed an equity financing with existing stockholders, new investors and current directors and executives of the company, pursuant to which we issued 14,190 shares of its newly created Series B Preferred Stock and 2,256 shares of its newly created Series C Preferred Stock, each at $100 per share for an aggregate purchase price of $1.6 million.

•	We closed our Glen Rose, Texas manufacturing facility, and significantly reduced production staffing, overhead and selling general and administrative expenses.

•
We have developed an operating plan to manage costs in line with estimated total revenues for fiscal 2008, including contingencies for further cost reductions if projected revenue and improvement in operating results are not fully realized.

•	We have identified additional financing alternatives, including public or private offerings of equity or debt securities that we plan to pursue if necessary during 2008.

Based on the actions taken to date, and based on our current backlog and projections of future contracts, management believes that existing cash resources, working capital and cash flow from operations will be sufficient to meet our operating and liquidity requirements and that compliance with provisions of the modified promissory note agreements will be maintained during 2008.

2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Modtech Holdings, Inc. and its subsidiaries - Innovative Modular Structures, Inc., Trac Modular Manufacturing, Inc., Miller Acquisition Corp. and Modtech Merger Corp. All subsidiaries have been dormant during all periods presented, and as such there were no significant intercompany balances or transactions that required elimination in consolidation.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, contracts receivable, costs and estimated earnings in excess of billings on contracts, prepaid and other assets, accounts payable, accrued liabilities, and billings in excess of estimated earnings on contracts are measured at cost which approximates their fair value due to the short maturity period of the instruments. The carrying amount of debt agreements approximate their fair value because the interest rate on these instruments fluctuates with market interest rates. The outstanding warrant derivatives have a fair value of $0.5 million at December 31, 2007. The estimated fair value of these amounts has been determined using available market information and appropriate valuation methodologies.

Concentrations of Credit Risks

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each financial institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit of $100,000. The Company had $4.8 million and $18.1 million uninsured bank balances at December 31, 2007 and 2006, respectively. These uninsured amounts include $3.4 million and $9.1 million in restricted cash at December 31, 2007 and 2006, respectively, and checks totaling $1.3 million and $2.9 million at December 31, 2007 and 2006, respectively, that had been issued by the Company but which had not yet cleared the bank.

The Company sells products to customers in California, Florida, Arizona, Nevada and other neighboring states. We market and sell our products primarily to school districts, with a high concentration of sales to California school districts. The Company’s ability to collect contract receivables is affected by economic fluctuations in the geographic areas and markets served by the Company. Although the Company does not obtain collateral with which to secure its contracts receivable, management periodically reviews contracts receivable and assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure could, at times, be material to the financial statements.

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

Claims for additional contract costs are recognized upon a signed change order from the customer or in accordance with paragraphs 62 and 65 of the AICPA’S Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction - Type and Certain Production - Type Contracts” (“SOP 81-1”).

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

Reporting of Taxes Included in Sales

The Company has historically presented and will continue to present sales taxes on a gross sales basis. For the years ended December 31, 2007, 2006 and 2005, such amounts totaled $1,326,000, $1,121,000 and $2,361,000, respectively.

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States (U.S.) financial institutions.

Restricted cash

Restricted cash as of December 31, 2007 includes $3.0 million in cash collateral required for certain letters of credit and $0.4 million in an escrow account related to a settlement agreement. The amounts as of December 31, 2007 are classified as current assets.

Restricted cash as of December 31, 2006 consists of $7.5 million in cash collateral required for certain letters of credit and $1.7 million in cash collateral related to the promissory notes issued to Laurus Master Fund, Ltd. (Note 8) for the payment of interest. The amounts as of December 31, 2006 are classified as current assets. The $1.7 million balance of restricted cash at December 31, 2006 reflects the release of approximately $334,000 of previously restricted cash, which was used by the Company to pay interest payments in 2006.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We recorded goodwill impairment losses for the years ended December 31, 2007 and 2006 (See Note 7). There was no goodwill impairment recorded for the year ended December 31, 2005.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. We recorded an impairment charge of $0.1 million for the year ended December 31, 2006 due to the closure of our manufacturing facility located in Glen Rose, Texas (See Note 6). We have recorded no impairment losses for the years ended December 31, 2007 and 2005.

Warranty

The Company provides a warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2007 and 2006, the warranty obligation was $975,000 and $1,307,000, respectively.

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

Prior to the adoption of SFAS 123R, we accounted for our employee stock-based compensation using the intrinsic value method prescribed by APB 25. We applied below the disclosure provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” as if the fair value method had been applied. If this method had been used, our net income and net income per share for the years ended December 31, 2005 would have been adjusted to the pro forma amounts below (in thousands, except per share data):

2005
Net loss
As reported	$(21,104,000)
Deduct stock-based compensation expense determined under fair-value based method, net of tax	(425,000)

Pro forma	$(21,529,000)
Basic and diluted loss per common share
As reported	$(1.35)
Pro forma	$(1.37)

For purposes of the above pro forma calculation, the value of each option granted through December 31, 2005 was estimated on the date of grant using the BSM pricing model with the weighted-average assumptions as follows:

Expected dividend yield	0%
Average risk-free interest rate	4.0%
Expected volatility	41.17%
Expected life of options (in years)	4 years

Advertising

The Company expenses the cost of advertising when incurred as selling expense in the accompanying consolidated statements of operations. Advertising expenses were approximately $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

(Loss) Earnings per Share

We account for (loss) earnings per share in accordance with Statement No. 128, “Earnings per Share.” This Statement requires the presentation of both basic and diluted net (loss) income per share for financial statement purposes. Basic net (loss) income per share is computed by dividing (loss) income available to common stockholders by the weighted average number of common shares outstanding. Diluted net (loss) income per share includes the effect of the potential common shares outstanding.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to our cumulative losses for the three years ended December 31, 2007, we provided for a full valuation allowance on our net deferred tax assets, reducing these to zero. This valuation allowance and the amount of the deferred tax assets considered realizable could change if projected future taxable income is realized.

Segment Information

We apply the provisions of Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Statement No. 131 establishes standards for reporting financial and descriptive information about an enterprise’s operating segments in its annual consolidated financial statements and selected segment information in interim financial reports. In 2007, 2006 and 2005, we had one operating segment and in accordance with Statement No. 131, only enterprise-wide disclosures have been provided.

Reclassification

Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation.

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

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact of this statement.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires consolidated statement of operations to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the potential impact of this statement.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“FAS 161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company does not expect SFAS 161 to have a material impact on its financial statements.

3)	Contracts Receivable, Net

Contracts receivable consisted of customer billings for:

	2007	2006
Completed contracts	$6,255,000	$11,009,000
Contracts in progress	5,620,000	11,665,000
Retentions	4,432,000	7,594,000

	16,307,000	30,268,000
Less allowance for contract adjustments	(2,251,000)	(2,358,000)

	$14,056,000	$27,910,000

Contracts receivable at December 31, 2007 and 2006 include $2.2 million and $3.5 million, respectively, of unapproved change orders that have been included in revenue in accordance with provisions of SOP 81-1.

4)	Costs and Estimated Earnings in Excess of Billings on Contracts

Customer billing is determined by the “schedule of values” in accordance with contract terms as agreed to by all parties. Timing differences between costs incurred and billings based on the contract terms generate the costs and estimated earnings in excess of billings.

Net costs and estimated earnings in excess of billings on contracts consisted of:

	2007	2006
Net costs and estimated earnings on uncompleted contracts	$102,568,000	$105,993,000
Billings to date	(98,000,000)	(93,819,000)

	4,568,000	12,174,000
Net under billed receivables from completed contracts	1,035,000	1,961,000

	$5,603,000	$14,135,000

These amounts are shown in the accompanying consolidated balance sheets under the following captions:

	2007	2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,128,000	$14,183,000
Costs and estimated earnings in excess of billings on completed contracts	1,161,000	1,961,000

Costs and estimated earnings in excess of billings on contracts	7,289,000	16,144,000

Billings in excess of costs and estimated earnings on uncompleted contracts	(1,560,000)	(2,009,000)
Billings in excess of costs and estimated earnings on completed contracts	(126,000)	-

Billings in excess of costs and estimated earnings on contracts	(1,686,000)	(2,009,000)

	$5,603,000	$14,135,000

5)	Inventories

Inventories consist of:

	2007	2006
Raw materials	$4,715,000	$5,076,000
Work-in-process	584,000	829,000
Finished goods	624,000	377,000

	$5,923,000	$6,282,000

6)	Property and Equipment, Net

Property and equipment, net consists of:

	2007	2006
Leasehold improvements	$13,404,000	$12,919,000
Machinery and equipment	4,690,000	4,898,000
Office equipment	3,904,000	3,386,000
Land	-	-
Construction-in-progress	349,000	868,000
Trucks and automobiles	745,000	763,000
Buildings	253,000	60,000
Land and building improvements	-	413,000

	23,345,000	23,307,000
Less accumulated depreciation and amortization	(13,417,000)	(12,189,000)

	$9,928,000	$11,118,000

In the first quarter of 2007, we closed our manufacturing facility located in Glen Rose, Texas as a result of reduced demand for our products in that State. A substantial portion of the fixed assets were transferred to our other manufacturing facilities. We sold the buildings we owned and some of the related machinery at that location. We reduced the carrying amount of certain machinery with an impairment charge of $0.1 million for the year ended December 31, 2006 which is included in loss (gain) on sale of property and equipment in the accompanying consolidated statements of operations. As a result, the carrying amount of property and equipment held for sale and classified in property and equipment in the accompanying consolidated balance sheet totaled $0.5 million at December 31, 2006.

Total depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $1,683,000, $1,736,000 and $1,799,000, respectively.

7)	Goodwill

During the fourth quarter of 2006, our stock price declined significantly. As a result of this, significant operating losses and other indicators, we performed an initial impairment test at December 31, 2006 to determine if the value of goodwill was recoverable under the provisions of SFAS 142, and it was determined that an impairment existed. During the fourth quarter of 2006, we made an estimate of the impairment and recorded a non-cash impairment charge of $33.6 million to reduce our carrying value of goodwill to its implied fair value. Our initial estimate was based on the trading price of our stock and the present value of future cash flows. This estimated impairment charge recorded during the fourth quarter of 2006 represented, at the time, management’s best estimate available until a final independent measurement of impairment could be completed.

During the three months ended June 30, 2007, we completed the independent measurement of goodwill impairment, resulting in a determination that the remaining balance of goodwill was fully impaired. We performed the two step analysis required under SFAS 142 with the assistance of an independent third party appraiser. In the first step of the goodwill fair value determination, a revised reporting unit fair value was determined. This updated reporting unit fair value resulted from a combination of market approaches and an updated present value of future cash flows. Under the second step of goodwill fair value determination, this revised reporting unit fair value was then allocated to the underlying fair value of recorded assets and liabilities, in a manner similar to a purchase price allocation in accordance with SFAS 141. This allocation resulted in no remaining residual fair value to be implied for the reporting unit goodwill. As a result of this independent goodwill impairment measurement, we recognized an impairment loss of $38,303,000 to write down the carrying value of goodwill to zero during the three month period ended June 30, 2007 and the year ended December 31, 2007.

8)	Long-term Debt

Long-term debt consists of the following:

	2007	2006
Convertible Note due in 2009	-	1,466,000
Term Loans due in 2009	14,354,000	18,000,000

Long-term debt	14,354,000	19,466,000
Less: unamortized discount on Notes	(2,830,000)	(5,632,000)

Long-term debt, net	11,524,000	13,834,000
Less: current portion of Term Loans, net	(1,315,000)	(2,621,000)
Less: current portion of Convertible Note, net	-	(887,000)

Long-term debt	$10,209,000	$10,326,000

The aggregate maturities of long-term debt for each of the five years and thereafter subsequent to December 31, 2007 are as follows:

Year Ending December 31,	Debt
2008	$3,000,000
2009	11,354,000
2010	-
2011	-
2012	-
Thereafter	-

$14,354,000

Term Loans

We have two term notes as of December 31, 2007 (the “Term Loans”) with an aggregate principal balance of approximately $14.4 million as of that date. The Term Loans are held by Laurus Master Fund, Ltd. (“Laurus”), Valens U.S. SPV I, LLC (“Valens U.S.”) and Valens Offshore SPV I, Ltd (“Valens Offshore”). The original principal amounts of the Term Loans were $5 million and $13 million, respectively, and were originally issued on December 28, 2006 and October 31, 2006, respectively. The $5 million term note and the $13 million term note bear interest at an adjustable rate equal to the prime rate as published in the Wall Street Journal, plus 2.5% and 3.75%, respectively (the “Contract Rates”). These interest rates will be adjusted with each adjustment in the prime rate. Principal payments of $271,000 commenced under the $13 million term note on February 28, 2007 and continue on the same day of each month thereafter. Principal payments of $104,000 commenced under the $5 million term note to Laurus on April 1, 2007 and continue on the same day of each month thereafter. The maturity dates of the $13 million term note and the $5 million term note are October 31, 2009 and December 28, 2009, respectively. The Term Loans may be prepaid in whole, but not in part or separately, at any time by paying Laurus 124% of the then aggregate outstanding principal balance and accrued interest. The Term Loans are secured by substantially all of our assets.

Amounts owed under the Term Loans may be accelerated and are subject to default rate interest charges under various circumstances, including, but not limited to, the failure to make principal or interest payments when due under the Term Loans, breaches of certain covenants, representations, conditions and warranties set forth in the Term Loans and the purchase agreement pursuant to which they were issued, including, without limitation, the failure to maintain on a monthly basis at least $9 million in cash and eligible accounts receivable (the “Minimum Balance”), the occurrence of certain insolvency or bankruptcy events affecting us, a change of control in the Company, and certain judgments, liens and attachments in excess of permitted amounts. As of December 31, 2007, we were not in compliance with all covenants. However, on March 4, 2008 we entered into an amendment and waiver agreement with Laurus, Valens U.S. and Valens Offshore (Note 21). This amendment and waiver agreement temporarily eliminated the Minimum Balance requirement as of December 31, 2007.

The purchase agreement pursuant to which the Term Loans were issued contains certain negative covenants, including, without limitation, restrictions on our ability to, among other things, pay dividends, incur debt, or change our business.

Conversion of Debt

We also issued a $5 million convertible note (“Convertible Note”) to Laurus in October 31, 2006, of which $3.5 million of the principal amount was partially converted into 990,000 shares of common stock in December 2006. The remaining convertible note principal balance of $1.5 million was converted into 410,560 shares of common stock in February 2007. Upon the conversion of the remaining balance of the convertible note, we accelerated the accretion of debt discount amortization of $0.5 million and amortization of debt issuance costs of $0.1 million and recognized a charge of $0.6 million during the three months ended March 31, 2007. The Convertible Note had the same interest rate terms as the $5 million term note issued on December 28, 2006.

We deposited $2.0 million in a restricted account with North Fork Bank in connection with the issuance of the $5 million convertible note and the $13 million term note from which to pay the first year’s interest on the notes. The deposit was equivalent to one year’s interest on both notes at the Contract Rates when the notes were first issued. Interest on the notes is payable monthly. The balance of the restricted account was used to pay monthly interest on the Term Loans in 2007. As of December 31, 2007, there was no restricted cash on deposit with North Fork Bank.

2006 Securities Transaction

In connection with the Term Loans and Convertible Note issued in 2006, we also issued a Common Stock Purchase Warrant exercisable for 1,540,697 shares of our common stock, at an average exercise price of $7.57 per share, and a second Common Stock Purchase Warrant exercisable for 581,395 shares of our common stock, at an average exercise price of $5.69 per share to Laurus (“Laurus Warrants”). The Laurus Warrants are exercisable at any time up to October 31, 2013. The convertible note was convertible into shares of our common stock at the following conversion prices: $5.96 per share for the first $1,666,668 of principal, $6.23 per share for the next $1,666,666 of principal, and $7.69 per share for the remaining $1,666,666 of principal. Debt costs related to the October 31, 2006 Laurus financing were $1.4 million recorded as a non-current asset and amortized over 36 months. The value of the Laurus Warrants, using a Black-Scholes option pricing model, were recorded as a $5.7 million derivative liability in accordance with EITF 00-19 and as a debt discount. The Convertible Term Note was considered a conventional convertible debt instrument and was deemed to have a beneficial conversion feature valued at $0.6 million in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio,” EITF No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments” and APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and recorded as a debt discount and additional paid-in capital. Although the conversion prices per the agreement were higher than the trading price of our stock at the date of issuance, the effective conversion price of a portion of the convertible note, calculated on the discounted amount of the note (net of the warrant derivate liability), was lower than the trading price of our stock, resulting in a beneficial conversion feature. The debt discount related to the warrant derivative and the beneficial conversion feature is amortized over the term of the notes.

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

Warrant Derivative and Beneficial Conversion Feature related to Term Loans

The fair value of the warrants of $5.7 million and the beneficial conversion feature of $0.6 million were recorded as a discount to the carrying amount of the Term Loans and are amortized over the life of the debt using the effective interest method. As of December 31, 2007, the effective interest rates were 14.0% and 15.7% for the $5 million and $13 million Term Loans, respectively. Upon conversion of the Convertible Note, unamortized debt issue costs were charged to expense. The fair value of the warrants is classified as a warrant derivative liability.

Registration Rights Agreement

In connection with the sale and issuance of the Convertible Note and warrants to Laurus, we agreed pursuant to a Registration Rights Agreement to prepare and file, within 90 days following the issuance of the note and warrants, a registration statement with the U.S. Securities and Exchange Commission (“SEC”) covering the resale of the common stock issuable upon conversion of the note and exercise of the warrants. The Registration Rights Agreement was subsequently amended and restated to include the additional shares resulting from the reduction of the conversion price of the Convertible Note on December 28, 2006 and the issuance of the additional warrant in connection with such reduction. The registration statement covering the shares issued upon conversion of the convertible note was declared effective by the SEC on April 26, 2007. The registration statement covering the shares to be issued upon exercise of the warrants was declared effective by the SEC on October 17, 2007.

Bank of America Loan and Security Agreement

On March 31, 2006, we entered into a Loan and Security Agreement with Bank of America, N.A. (the “B of A Credit Facility”). The B of A Credit Facility was funded and closed on April 4, 2006.

In connection with the B of A Credit Facility, we terminated our old credit facility with Fortress Credit Corp. (“Fortress”). We paid off all amounts borrowed and due under the Fortress credit facility, which aggregated approximately $19.4 million, including approximately $260,000 in accrued interest. There were no early termination penalties incurred by us in connection with the termination of the Fortress credit facility. Due to the replacement of the Fortress credit facility, approximately $2.1 million of unamortized debt issue costs were written off and charged to loss on extinguishment of debt.

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

The B of A Credit Facility was terminated in the last quarter of 2006 in connection with the issuance of the $18 million in convertible and term notes to Laurus described above. The amount paid upon termination of the B of A Credit Facility was approximately $1.8 million which included the $0.5 million early termination fee. The early termination fee of $0.5 million and the write off of $0.3 million of unamortized debt issue costs were charged to loss on extinguishment of debt.

Conversion and Repurchase Agreement

In the last quarter of 2006, Amphora Limited (“Amphora”) converted $7.8 million of the principal amount of the convertible note we issued in 2004 (“Amphora Convertible Note”), and amended and restated in 2005 into 1.0 million shares of our common stock and accepted from us $8.0 million as full repayment of the remaining $9.7 million outstanding principal balance. The shares issued upon conversion were recorded at the $7.82 per share conversion price of the notes. The loss on extinguishment of $0.7 million is calculated based on the $15.2 million discounted amount of the Amphora Convertible Note and includes the write-off of $0.9 million in debt issuance costs and the non-cash benefit of writing off the $0.8 million embedded derivative (Note 9). The Amphora Convertible Note and its related pledge and security agreement were then terminated and we entered into a Registration Rights Agreement with Amphora Limited pursuant to which we agreed to register the 189,189 shares of our common stock issued to Amphora Limited in connection with a partial conversion of the Amphora Convertible Note that had occurred in the first half of 2006. The Registration Rights Agreement required us to file a registration statement covering the shares by January 19, 2007 which we did.

9)	Embedded Derivatives

As of December 31, 2005, there were certain embedded derivatives associated with the Amphora Convertible Note. An embedded derivative is a derivative instrument that is embedded within another contract, which under the Amphora Convertible Note (the host contract) includes the right to convert the Amphora Convertible Note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with FASB Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. We conducted a valuation of these embedded derivatives as of December 31, 2005 using various valuation methods, which included Black-Scholes option pricing models. Primarily due to the increase in our stock price from December 31, 2004 to December 31, 2005, the valuation conducted as of December 31, 2005 resulted in a 2005 non-cash loss of $5,804,000, with a corresponding increase in the embedded derivative liability, which is included as a component of accrued liabilities at December 31, 2005. During 2006, due to the conversion and payoff of the underlying Amphora Convertible Note, the balance of the fair value of the embedded derivative liability of $3.4 million was reclassified to additional paid-in capital.

10)	Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. We had no material unrecognized tax benefits as of the date of adoption or as of December 31, 2007. As a result of the implementation of FIN 48, the Company did not recognize a decrease in net deferred tax assets.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2007, 2006 and 2005, the Company did not recognize any interest or penalties. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

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

The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At December 31, 2007, we had net deferred tax assets of $27.5 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future (“Section 382”). The Company recently completed an ownership change analysis study under Section 382 regarding the limitation of our NOL carryforwards. This analysis determined that there was an ownership change, but that it is more likely than not that our NOL carryforwards would not be limited to offset future taxable income. The results of this analysis did not affect our unrecognized tax benefits under FIN 48.

The components of the 2007, 2006 and 2005 provision for Federal and state income tax benefit (expense) computed in accordance with Statement No. 109 are summarized below:

	2007	2006	2005
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred:
Federal	-	-	-
State	-	-	-

	$-	$-	$-

Income tax benefit attributable to loss from operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax loss from operations as a result of the following:

	2007	2006	2005
Taxes, U.S. statutory rates	34.0%	34.0%	34.0%
State taxes, less Federal benefit	4.9	4.9	3.6
Effect on non-deductible expense - derivatives	5.2	2.6	(9.4)
Effect of non-deductible expenses - convertible Note interest	0.0	0.0	(4.6)
Effect of non-deductible expenses - amortization of debt discount	(1.9)	(3.4)	0.0
Effect on non-deductible expense - goodwill impairment	(26.2)	(23.9)	0.0
Effect of debt extinguishment	0.0	(1.1)	0.0
Other	(0.5)	(0.1)	0.1
Change in valuation allowance	(15.5)	(13.0)	(23.7)

Total taxes on loss	0.0%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Allowances and accruals not recognized for income tax purposes	$2,234,000	$2,692,000
Federal net operating loss carryforward	19,865,000	12,673,000
State net operating loss carryforward	3,510,000	2,474,000
Federal AMT credit carryforward	249,000	249,000
Covenants not to compete	483,000	586,000
Stock compensation	1,406,000	374,000
Deferred gain	591,000	622,000
Other	245,000	230,000

Total gross deferred tax assets	28,583,000	19,900,000
Less valuation allowance	(27,962,000)	(19,167,000)

Net deferred tax assets	621,000	733,000

Deferred tax liabilities:
Billings in excess of costs and estimated earnings on contracts	(35,000)	(61,000)
Prepaid expenses	(123,000)	(138,000)
Property and equipment	(463,000)	(472,000)
Beneficial conversion feature	-	(62,000)
Other	-	-

Total gross deferred tax liabilities	(621,000)	(733,000)

Total net deferred tax assets	$-	$-

As a result of the adoption of SFAS No. 123R in 2006, the Company recognizes windfall tax benefits associated with exercises of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2007 and 2006 deferred tax assets do not include excess tax benefits of approximately $155,000 resulting from stock-based compensation.

The change in the valuation allowance was $8,795,000 and $6,879,000 for the years ended December 31, 2007 and 2006, respectively. In September 2005, the FASB approved EITF Issue 05-8. “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (EITF No. 05-8). EITF No.05-8 provides (i) that the recognition of a beneficial conversion feature creates a difference between book basis and tax basis of a convertible debt instrument (ii) that basis difference is a temporary difference for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109. EITF No.05-8 was effective for financial statements for periods beginning after December 15, 2005. The Company applied EITF 05-8 to the 2006 issuance of convertible debt and the remaining deferred tax liability at December 31, 2007 and 2006 was $0 and $62,000, respectively. Pursuant to EITF No. 05-8 Issue Summary No. 1 dated August 29, 2005 paragraph 15, the Company offset the deferred tax liability against the deferred tax valuation allowance at December 31, 2006.

Due to the Company being in a net operating loss position, the adoption of EITF 05-8, in 2006 resulted in a negative percentage difference of approximately (0.4%) between the expected income tax at statutory rates and the percentage presented herein related to the change in the valuation allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets is a State net operating loss carryforwards of approximately $73.9 million, which will begin expiring in 2014, and a Federal net operating loss carryforwards of approximately $60.7 million, of which $2.7 million expires in 2024, $16.3 million expires in 2025, $18.2 million expires in 2026 and $23.5 million expires in 2027. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses for the three years ended December 31, 2007 we have provided a valuation allowance in the amount of $28.0 million reducing the net realizable benefits of these deductible differences to zero at December 31, 2007.

11)	401(k) Plans

We have tax deferred savings plans under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 12% of gross annual earnings. Our contributions are made on a 50% matching basis of eligible contributions. Our contributions were approximately $164,000, $194,000 and $360,000 in 2007, 2006 and 2005, respectively.

12)	Stock-Based Plans

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

In 1999, our stockholders approved a stock option plan (the 1999 Plan). The 1999 Plan provides for the grant of non-statutory options to purchase up to 1,450,000 shares of our common stock. The non-statutory options may be granted to employees, officers, directors, consultants, independent contractors and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of our common stock). In 2002, 185,038 shares were granted, and no shares were granted under this plan in 2003, 2004 or 2005. As of December 31, 2007, 46,146 shares are available for future grants.

In 2002, our stockholders approved a stock option plan (the 2002 Plan). The 2002 Plan provides for the grant of non-statutory options to purchase up to 1,000,000 shares of our common stock. The non-statutory options may be granted to employees, officers, directors, consultants, independent contractors and others expected to provide significant service to the Company. The exercise price of the stock options cannot be less than the fair market value of the underlying stock at the date of the grant (110% if granted to an employee who owns 10% or more of our common stock).

In 2005, our stockholders approved an amendment to the 2002 Plan increasing the number of shares issuable from 1 million to 2 million. Grants of 165,671, 989,778 and 121,000 shares were made during the years ended December 31, 2007, 2006 and 2005, respectively. Shares available for future stock plan grants were 992,735 at December 31, 2007.

Valuation Assumptions

We use the BSM valuation model to estimate the fair value of stock-based awards, with the following weighted-average assumptions for the indicated periods:

	2007	2006	2005
Expected dividend yield	0%	0%	0%
Average risk-free interest rate	4.28%	4.4%	4.0%
Expected volatility	51.91%	48.61%	41.17%
Expected life of options (in years)	5.75 years	5.8 years	4 years

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

Stock Option Activity

The following table represents stock option activity for the year ended December 31, 2007:

	Number of	Weighted-Average	Weighted-Average Remaining Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2006	1,210,525	7.04
Granted	68,300	2.25
Exercised	-	-
Forfeited	(171,874)	7.61

Outstanding at December 31, 2007	1,106,951	$6.66	6.86	$-

Vested and exercisable at December 31, 2007	764,896	$7.52	6.07	$-

Vested and expected to vest at December 31, 2007(1)	987,242	$6.89	6.64	$-

The following table represents stock option activity for the year ended December 31, 2006:

	Number of	Weighted-Average	Weighted-Average Remaining Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2005	1,373,300	9.79
Granted	525,000	4.68
Exercised	(376,804)	8.95
Forfeited	(310,971)	12.92

Outstanding at December 31, 2006	1,210,525	$7.04	7.56	$304,000

Vested and exercisable at December 31, 2006	496,359	$9.03	5.20	$-

Vested and expected to vest at December 31, 2006(1)	960,567	$7.40	7.14	$198,000

 (1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The per share weighted-average fair value of stock options granted during 2007, 2006 and 2005 was $1.18, $2.43, and $3.11, respectively. During the years 2006 and 2005, the aggregate intrinsic value of options exercised under our stock plans was $0.4 million and $0.7 million, respectively, determined as of the date of option exercise. There were no options exercised during the year ended December 31, 2007. Therefore, the aggregate intrinsic value of options exercised was zero for the year ended December 31, 2007.

At December 31, 2007, there was $3.0 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.59 - $3.97	66,500	9.25	$2.18	13,313	$2.77
$4.31 - $7.00	486,800	8.13	4.52	273,325	4.68
$7.25 - $10.00	536,590	5.61	8.73	461,194	8.89
$12.62 - $19.88	17,061	0.50	19.88	17,064	19.88

	1,106,951	6.86	$6.66	764,896	$7.52

Between April 17, 2006 and July 11, 2006, outstanding options were exercised for a total of 376,804 shares at an aggregate exercise price of $3.4 million. There were no stock option exercises during 2007.

The following table summarizes our nonvested stock option activity for the years ended December 31, 2007 and 2006:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested stock options at December 31, 2005	443,107	$3.61
Granted	525,000	2.43
Vested	(136,565)	4.01
Forfeited	(117,376)	3.20
Nonvested stock options at December 31, 2006	714,166	$2.73
Granted	68,300	1.18
Vested	(347,411)	2.78
Forfeited	(93,000)	3.08
Nonvested stock options at December 31, 2007	342,055	$2.28

Restricted Stock

On June 13, 2006 the stockholders approved an amendment to the 2002 Stock Option Plan to provide for the granting of (i) restricted stock and/or restricted stock units, (ii) stock appreciation rights, and (iii) stock bonuses (the “Amended Plan”). The Amended Plan also sets for the business criteria for “performance-based compensation” that is subject to Section 162(m) of the Internal Revenue Code of 1986, as amended, restricts the number of shares that may be granted to any one recipient in any one fiscal year to 100,000, and defines termination for cause (which was previously subject to definition in each stock option grant). During 2006 and 2007, the rights to acquire shares of restricted stock were granted to certain officers and members of the management team. The rights to acquire shares of restricted stock granted to employees under the 2002 Stock Option Plan vests over a four year period with one-third vesting at the end of two, three and four years, respectively. As a result of restricted stock grants in 2006 and 2007, $3.7 million in fair value of the restricted stock is required to be recognized as stock compensation expense ratably over the four year vesting period. Total charged to stock compensation expense for the year ended December 31, 2007 and 2006 was approximately $917,000 and $477,000, respectively.

The restricted stock activity for the years ended December 31, 2007 and 2006, is summarized below:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding restricted stock grants at December 31, 2005	-	$-
Granted	464,778	7.56
Vested	-	-
Canceled	(42,311)	7.56
Outstanding restricted stock grants at December 31, 2006	422,467	$7.56
Granted	97,371	2.74
Vested	-	-
Canceled	(12,751)	7.56
Outstanding restricted stock grants at December 31, 2007	507,087	$6.63

13)	Warrants

The warrant activity for the years ended December 31, 2007 and 2006, is summarized below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding warrants at December 31, 2005	1,460,268	$8.21
Granted	2,698,178	6.75
Antidilution adjustment	110,258	-
Exercised	(325,000)	8.00
Forfeited	-	-
Outstanding warrants at December 31, 2006	3,943,704	$7.00
Granted	-	-
Antidilution adjustment	-	-
Exercised	-	-
Forfeited	-	-
Outstanding warrants at December 31, 2007	3,943,704	$7.00

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$5.00 - $7.00	1,157,481	5.92	$5.66	1,157,481	$5.66
$7.00 - $8.00	2,786,223	4.29	7.55	2,786,223	7.55

	3,943,704	4.77	$7.00	3,943,704	$7.00

14)	Private Placement Issuance of Common Stock and Warrant Derivatives

On August 5, 2005, we completed a private placement of equity securities (“2005 Equity Issuance”) pursuant to which we raised $11.6 million through the sale of 2,046,000 shares of our common stock and five-year warrants to purchase an additional 1,033,800 shares of common stock (“2005 Equity Warrants”).

The securities were sold to a group of accredited investors, including certain of our officers and directors, in reliance on an exemption from the registration requirements of the Securities Act of 1933. Investors, other than Company officers and directors, paid $5.67 per share, including a warrant for one-half share, which was the average of the closing bid prices of our common stock for the five-day trading period from May 26, 2005, through June 2, 2005. Our officers and directors paid $6.285 per share, (including a warrant for one-half share) which was the closing bid price for our common stock on August 4, 2005, plus $0.085. The 2005 Equity Warrants are exercisable at a price of $8.00 per share, may be exercised at any time after February 5, 2006, will expire on August 5, 2010 and are subject to anti-dilution provisions that could result in the reduction of the per share exercise price and an increase in the number of shares under certain conditions, provided however that the exercise price cannot be reduced below $6.20 per share without prior stockholder approval.

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

Approximately $8.5 million of the proceeds from the 2005 Equity Issuance were used to pay down our outstanding debt. Additional paid-in capital was reduced by $578,000 for direct equity issuance costs. The balance was used for working capital.

Warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. We valued all warrant derivative liabilities as of December 31, 2007, which include the 2005 Equity Warrants, the warrants issued to the financial advisor and the Laurus Warrants (Note 8). This was valued using a Black-Scholes option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility ranging from 62.0% to 90.7%, risk free interest rate ranging from 2.98% to 3.53% and a remaining contractual life ranging from 2.0 years to 6.0 years. Due to the decrease in our stock price from $4.95 at December 31, 2006 to $0.89 at December 31, 2007, the valuation conducted as of December 31, 2007 resulted in a non-cash gain of $7.7 million for the year ended December 31, 2007, with a corresponding decrease in the warrant derivative liability, which is included as a component of accrued liabilities at December 31, 2007. As of December 31, 2007 and 2006, the total fair value of the warrant derivative liability was $512,000 and $8,169,000, respectively.

15)	Loss per Share

The following table represents the calculation of basic and diluted loss per common share:

	2007	2006	2005
Basic and diluted net loss per share:
Numerator:
Net loss	$(56,908,000)	$(54,691,000)	$(21,104,000)

Denominator:
Weighted average common shares outstanding	21,355,000	18,465,000	15,682,000

Basic and diluted net loss per share	$(2.66)	$(2.96)	$(1.35)

Excluded from diluted earnings per common share as of December 31, 2006 and 2005 were 410,560 and 3,022,170 shares, respectively, issuable upon conversion of the convertible notes because the effect would be anti-dilutive. Restricted stock, options and warrants to purchase 5,557,742, 5,576,696 and 2,833,102 shares of common stock were outstanding during 2007, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per common share because the effect would be anti-dilutive.

16)	Major Customers

Sales to four major customers represented the following percentage of net sales:

	2007	2006	2005

Customer A	7.5%	1.5%	9.9%

Customer B	6.4%	1.7%	5.5%

Customer C	8.4%	12.5%	1.9%

Customer D	10.2%	0.8%	0.5%

17)	Commitments and Contingencies

Pending Claims and Litigation

On September 26, 2005, we filed lawsuit against the Campbell Union Elementary School District in the California Superior Court for Santa Clara County. In an amended pleading, we have asserted that the District improperly terminated our contract and that we are entitled to damages for the breach of contract. Pursuant to our contract with the District entered into in October 2003, we submitted our plans for a two-story building with a design methodology that was pre-approved by the Department of State Architect (“DSA”) and in accordance with the contract documents. The District submitted the plans to the DSA’s Oakland regional office which unexpectedly refused to approve the plans. The District refused to grant us an extension of time to resolve this issue with the DSA Oakland regional office even though our contract provided for such an extension for District caused delays and for unforeseen events. The District declared us in default in December 2004, and on May 3, 2005, the District made a demand on our bonding company, Liberty Mutual (“Liberty”), to complete the contract. On May 16, 2005 DSA directed its Oakland office to accept our design methodology as originally submitted. Liberty took over the project in June 2005 and we entered into an agreement with Liberty to complete the work on the project at the original contract price, reserving our rights and claims against the District. The project has now been completed. A trial date has not yet been established by the court, but is expected to be scheduled by the end of 2008.

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

Except for the two proceedings described above, we are not involved in any legal proceedings other than ordinary routine litigation incidental to our business, including product liability, employment disputes, administrative proceedings and commercial litigation. Such proceedings often do not specify the amount of damages sought, and their outcomes are not predictable. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these routine pending proceedings. While they could affect operating results of any one quarter when resolved in future periods, it is management’s opinion that, after final disposition, any monetary liability or financial impact to us from these routine proceedings would not be material to our financial position or results of operations.

Land Leases

We have entered into various non-cancelable agreements to lease land at our manufacturing facilities through 2026. Minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year Ending December 31,
2008	1,290,000
2009	1,300,000
2010	1,303,000
2011	1,313,000
2012	1,227,000
Thereafter	12,020,000

$18,453,000

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $1,525,000, $1,305,000 and $1,834,000 respectively. Rental income from a sublease entered into during 2005 was, $390,000, $378,000 and $95,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The monthly rental income for this sublease is $31,500 through August 2007, and increases to $34,500 per month through August 2009, $36,200 per month through August 2011, $38,000 per month through August 2013, and $40,000 per month through August 2015.

Employment Agreements

In June 2006, the Company entered into an employment agreement with our President, Chief Executive Officer and Director, Mr. Dennis Shogren that initially expired on December 31, 2007, but has automatically renewed until December 31, 2008. The agreement provides for an annual base salary of not less than $345,000 and for potential incentive or discretionary bonuses. This agreement automatically renews annually for a period of one year until terminated by either Mr. Shogren or the Company.

In February 2006, the Company entered into an employment agreement with our Senior Vice President of Operations and Corporate Officer, Mr. Ron Savona, which initially expired December 31, 2006, but has automatically renewed until December 31, 2008. This agreement provides for an annual base salary of not less than $230,000 and for potential incentive or discretionary bonuses, based on meeting certain performance targets. This agreement automatically renews annually for a period of one year until terminated by either Mr. Savona or the Company.

In June 2007, the Company entered into an employment agreement with our Senior Vice President and Chief Financial Officer, Mr. Kenneth Cragun, that initially expired on December 31, 2007, but has automatically renewed until December 31, 2008. The agreement provides for an annual base salary of not less than $210,000 and for potential incentive or discretionary bonuses, based on meeting certain performance targets. This agreement automatically renews annually for a period of one year until terminated by either Mr. Cragun or the Company.

In the event that the Company terminates Mr. Shogren’s, Mr. Savona’s or Mr. Cragun’s employment without cause or the Company declines to renew their employment agreement, the Company would be required to pay a severance payment equal to twelve (12) months base salary. This severance would be payable as a lump-sum cash payment within 30 days following the date of termination. All stock options, restricted stock grants or other forms of equity compensation held would cease vesting upon termination. Mr. Shogren, Mr. Savona or Mr. Cragun would have the right to exercise any vested stock options within 30 days of termination, but all restricted stock still subject to a risk of forfeiture would be forfeited. In the event that the Company terminates Mr. Shogren, Mr. Savona or Mr. Cragun for cause, no severance payment would be payable. Each employment agreement also contains non-solicitation provisions that extend for 24 months after termination of employment for any reason and confidentiality provisions which have no time limit.

18)	Sale Leaseback Transaction

On November 1, 2006, we sold our manufacturing plant in Florida to NL Ventures V, L.P. for $4.4 million. Concurrently with the sale of the property, we entered into a Lease Agreement with the purchaser’s assignee, NL Ventures V Plant City, L.P., pursuant to which we leased back the property for an initial term of 20 years. We have the option to extend the lease term for two additional terms of five years each. The annual rent is $491,160 for the first year of the lease and increases at the rate of 3% per annum thereafter. We have posted a security deposit of $0.5 million in connection with the lease. The $1.6 million gain on the sale of the Florida manufacturing plant is deferred and amortized as an offset to rent expense over the 20 year term of the related lease. The $1.4 million long-term portion of the deferred gain is included in other long-term liabilities as of December 31, 2007.

19)	Warranty

The standard contractual warranty for our modular buildings is one year, although it may vary by contract specifications. Purchased equipment installed by us, such as air conditioning units, carries the manufacturers’ standard warranty. To date, warranty costs incurred have been immaterial.

20)	Selected Quarterly Financial Information (Unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the consolidated financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full fiscal year.

2007:	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$13,975,000	$21,817,000	$24,031,000	$27,500,000
Gross (loss) profit	(5,253,000)	(1,207,000)	(529,000)	1,089,000
Net (loss) income	(9,345,000)	(5,163,000)	(42,928,000)	528,000
(Loss) earnings per common share:
Basic and diluted	$(0.44)	$(0.24)	$(2.00)	$0.02

2006:	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$29,239,000	$45,583,000	$44,307,000	$36,904,000
Gross (loss) profit	(3,692,000)	2,915,000	2,868,000	2,287,000
Net (loss) income	(50,996,000)	503,000	(297,000)	(3,901,000)
(Loss) earnings per common share:
Basic and diluted	$(2.59)	$0.03	$(0.02)	$(0.23)

21)	Subsequent Events

2008 Amendment and Waiver Agreement

On February 26, 2008, an “Event of Default” occurred under the two secured term notes issued to Laurus. The Event of Default was a result of a failure to meet the minimum balance of cash and eligible accounts receivables required under the Securities Purchase Agreements with Laurus.

On March 4, 2008, Modtech entered into an Amendment and Waiver Agreement (the “Waiver”) with Laurus Master Fund, Ltd. (“Laurus”), Valens U.S. SPV I, LLC (“Valens U.S.”) and Valens Offshore SPV I, Ltd (“Valens Offshore”). The Waiver cured the Event of Default.

Pursuant to the Waiver, Modtech issued to Laurus, Valens U.S. and Valens Offshore three separate warrants to purchase an aggregate of 3,000,000 shares of Modtech’s common stock at an exercise price of $0.40 per share (the “Warrants”) and three separate promissory notes in the aggregate principal amount of $750,000 (the “Additional Notes”). In return, Laurus, Valens U.S. and Valens Offshore agreed to defer the aggregate principal payments of $375,000 per month under the Original Notes for the period March 1, 2008 through June 30, 2008, for a total deferral of $1.5 million, eliminate the Minimum Balance requirement as of December, 31, 2007 through February 29, 2008, reduce the Minimum Balance from $9 million to $5.4 million for the period March 1, 2008 through March 31, 2008 and to $6.6 million for the period April 1, 2008 through June 30, 2008. The aggregate monthly interest payments on the Original Notes of approximately $110,000 per month will continue without deferral or abatement and, commencing July 1, 2008, the monthly principal payments will resume on the Original Notes and the Minimum Balance will again be $9 million.

The Additional Notes were issued to Laurus, Valens U.S. and Valens Offshore in the principal amounts of $634,414.36, $48,983.58 and $66,602.06, respectively. The principal amounts of the Additional Notes are due and payable December 28, 2009. Interest shall accrue on the principal of the Additional Notes at the greater of 8% per annum or a rate per annum equal to the prime rate published by The Wall Street Journal, plus 2.5%. Interest on the Additional Notes shall be payable monthly in arrears.

The Warrants issued to Laurus, Valens U.S. and Valens Offshore were for 2,537,657 shares, 195,935 shares, and 266,408 shares, respectively. Modtech entered into separate registration rights agreements on March 4, 2004 with Laurus, Valens U.S. and Valens Offshore, pursuant to which it agreed to register for resale the common stock to be issued upon exercise of the Warrants (the “Registration Rights Agreements”). The Registration Rights Agreements provide for liquidated damages of 1% for every 30 days that the registration statements are not filed by the required filing date of May 29, 2008 or not declared effective by the required effective date of August 27, 2008.

On March 4, 2008, Modtech also entered into a Reaffirmation and Ratification Agreement with Laurus, Valens U.S. and Valens Offshore with respect to the Original Notes and the Related Agreements ratifying and confirming the Original Notes and Related Agreements, except as modified by the Waiver, Additional Notes, Warrants and Registration Rights Agreements. Laurus, Valens U.S. and Valens Offshore agreed, pursuant to a letter agreement entered into the same date, to refrain until May 1, 2008 from selling on any trading day shares of Modtech’s common stock that exceed 20% of the daily trading volume.

2008 Equity Financing

On March 10, 2008, Modtech entered into a Subscription Agreement with existing stockholders, new investors and current directors and executives of the company (collectively the “Buyers”), pursuant to which Modtech agreed to issue 14,190 shares of its newly created Series B Preferred Stock and 2,256 shares of its newly created Series C Preferred Stock, each at $100 per share (collectively the “Preferred Shares”), for an aggregate purchase price of $1.6 million.

The Series B Preferred Stock, which is not being issued to Modtech directors and executives, is convertible into the company’s common stock at $0.40 per share and accrues dividends at 8% per annum, payable in additional shares of Series B Preferred Stock. The Series C Preferred Stock, which is being issued only to directors and executives of the company, is convertible into Modtech common stock at $0.49 per share which is the book value of the common shares. Dividends do not accrue on the Series C Preferred Stock.

The Preferred Shares are convertible into an aggregate of 4,007,908 shares of Modtech’s common stock. The Preferred Shares may be converted at any time, in whole or in part, at the election of the holders and are subject to redemption at Modtech’s option at any time after the closing price of Modtech’s common stock has been $2.00 or more for 20 consecutive trading days.

Modtech also entered into a Registration Rights Agreement with the Buyers on March 10, 2008 pursuant to which it agreed to register for resale the shares of its common stock to be issued upon conversion of the Preferred Shares. The Registration Rights Agreement provides for customary liquidated damage payments if the registration statement is not filed on, and declared effective by, the dates specified in the agreement.

Schedule II – Valuation and Qualifying Accounts

Years Ended December 31, 2007, 2006, and 2005

Description	Balance at Beginning of Year	Acquired Through Acquisition	Amounts Charged to Expense	Deductions	Balance at End of Year
Allowance for contract adjustments:

Year ended December 31, 2007	$2,358,000	$-	$1,354,000	$(1,461,000)	$2,251,000

Year ended December 31, 2006	$616,000	$-	$3,222,000	$(1,480,000)	$2,358,000

Year ended December 31, 2005	$1,526,000	$-	$731,000	$(1,641,000)	$616,000