Form 10-Q
period 2008-03-31
MODTECH HOLDINGS INC
filed 2008-05-15
CIK 1075066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2008 there were 21,419,415 Shares of the Registrant’s Common Stock outstanding.

Modtech Holdings, Inc.
Index to Form 10-Q

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets As of March 31, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2008 and 2007	5

	Notes to Interim Condensed Consolidated Financial Statements	6-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4T.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	25-28

Signatures		29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,447,000	$409,000
Restricted cash	3,374,000	3,377,000
Contracts receivable, less allowance for contract adjustments of $2,106,000 and $2,251,000 in 2008 and 2007, respectively	13,814,000	14,056,000
Costs and estimated earnings in excess of billings on contracts	6,201,000	7,289,000
Inventories	4,396,000	5,923,000
Prepaid assets	122,000	617,000
Insurance receivable	1,579,000	2,955,000
Other current assets	20,000	22,000

Total current assets	31,953,000	34,648,000

Property and equipment, net	9,617,000	9,928,000
Debt issuance costs, net	620,000	740,000
Other assets	1,881,000	1,904,000

Total assets	$44,071,000	$47,220,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,570,000	$13,209,000
Accrued liabilities	5,466,000	6,292,000
Billings in excess of costs and estimated earnings on contracts	2,637,000	1,686,000
Current maturities of long-term debt, net	819,000	1,315,000

Total current liabilities	22,492,000	22,502,000

Long-term debt, net, excluding current portion	9,629,000	10,209,000
Other long-term liabilities	1,417,000	1,437,000

Total liabilities	33,538,000	34,148,000
Shareholders’ equity:
Series A preferred stock, $0.01 par value. Authorized 5,000,000 shares;
no shares issued and outstanding in 2008 and 2007, respectively	-	-
Series B convertible preferred stock, $0.01 par value. Authorized 50,000 shares;
14,190 and zero shares issued and outstanding in 2008 and 2007, respectively	-	-
Series C convertible preferred stock, $0.01 par value. Authorized 50,000 shares;
2,206 and zero shares issued and outstanding in 2008 and 2007, respectively	-	-
Common stock, $0.01 par value. Authorized 55,000,000 shares; issued and outstanding 21,419,415 in both 2008 and 2007	214,000	214,000
Additional paid-in capital	138,761,000	136,706,000
Accumulated deficit	(128,442,000)	(123,848,000)

Total shareholders’ equity	10,533,000	13,072,000

Total liabilities and shareholders’ equity	$44,071,000	$47,220,000

See accompanying notes to interim condensed consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$12,722,000	$27,500,000
Cost of goods sold	14,062,000	26,411,000

Gross (loss) profit	(1,340,000)	1,089,000

Selling, general and administrative expenses	3,094,000	3,645,000

Loss from operations	(4,434,000)	(2,556,000)

Other (expense) income:
Interest expense	(343,000)	(561,000)
Interest income	29,000	77,000
Gain on warrant and embedded derivatives	846,000	4,838,000
Amortization of debt issuance costs	(121,000)	(264,000)
Accretion of debt discount	(583,000)	(1,018,000)
Other income, net	12,000	12,000

	(160,000)	3,084,000

(Loss) income before income taxes	(4,594,000)	528,000
Income tax benefit	-	-

Net (loss) income	$(4,594,000)	$528,000

Basic (loss) income per common share	$(0.21)	$0.02

Basic weighted-average shares outstanding	21,419,000	21,159,000

Diluted (loss) income per common share	$(0.21)	$0.02

Diluted weighted-average shares outstanding	21,419,000	21,582,000

See accompanying notes to interim condensed consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(4,594,000)	$528,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	519,000	664,000
Gain on sale of equipment	-	(12,000)
Stock compensation expense	415,000	428,000
Gain on derivative liability	(846,000)	(4,838,000)
Accretion of debt discount	583,000	1,018,000
Decrease (increase) in assets:
Restricted cash	-	527,000
Contracts receivable	242,000	4,873,000
Costs and estimated earnings in excess of billings on contracts	1,088,000	1,097,000
Inventories	1,527,000	442,000
Other current and non-current assets	1,896,000	(610,000)
Increase (decrease) in liabilities:
Accounts payable	361,000	(7,263,000)
Accrued liabilities	(889,000)	(957,000)
Billings in excess of costs and estimated earnings on contracts	951,000	(842,000)

Net cash provided by (used in) operating activities	1,253,000	(4,945,000)

Cash flows from investing activities:
Purchase of property and equipment	(108,000)	(322,000)
Proceeds from sale of property and equipment	-	20,000

Net cash used in investing activities	(108,000)	(302,000)

Cash flows from financing activities:
Principal payments on long-term debt	(750,000)	(271,000)
Decrease in restricted cash	3,000	3,241,000
Net proceeds from issuance of preferred stock	1,640,000	-

Net cash provided by financing activities	893,000	2,970,000

Net increase (decrease) in cash and cash equivalents	2,038,000	(2,277,000)
Cash and cash equivalents at beginning of period	409,000	6,292,000

Cash and cash equivalents at end of period	$2,447,000	$4,015,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$364,000	$546,000
Cash paid for taxes	$-	$-
Non-cash financing activity:
Conversion of convertible debt to common stock	$-	$1,466,000
Debt discount recorded in connection with debt modification	$750,000	$-
Warrant derivative liability recorded in connection with debt modification	$909,000	$-

See accompanying notes to interim condensed consolidated financial statements

MODTECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2008

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Modtech, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, we believe that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The condensed consolidated balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2008 presentation.

Reporting of Taxes Included in Sales

The Company has historically presented and will continue to present sales taxes on a gross sales basis. For the three months ended March 31, 2008 and 2007, such amounts totaled $105,000 and $378,000, respectively.

2)	Restricted Cash

Restricted cash as of March 31, 2008 includes approximately $3.1 million in cash collateral required for certain letters of credit and $0.3 million in an escrow account related to a settlement agreement. The amounts as of March 31, 2008 are classified as current assets.

3)	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$4,006,000	$4,715,000
Work-in-process	285,000	584,000
Finished goods	105,000	624,000

	$4,396,000	$5,923,000

4)	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2008	2007
Accrued compensation	$1,181,000	1,221,000
Accrued insurance expense	1,262,000	1,517,000
Provision for estimated losses on contracts	357,000	588,000
Warrant derivative liability	575,000	512,000
Accrued warranty	804,000	975,000
Accrued sales taxes	600,000	666,000
Other accrued liabilities	687,000	813,000

	$5,466,000	$6,292,000

5)	Long-term Debt

Long-term debt consists of the following term-loans:

	March 31,	December 31,
	2008	2007
Term Loans due in 2009	$14,354,000	$14,354,000

Long-term debt	14,354,000	14,354,000
Less: unamortized discount on Term Loans	(3,906,000)	(2,830,000)

Long-term debt, net	10,448,000	11,524,000
Less: current portion of Term Loans, net	(819,000)	(1,315,000)

Long-term debt	$9,629,000	$10,209,000

Term Loans

We have two term notes as of March 31, 2008 (the “Notes”) with an aggregate principal balance of approximately $14.4 million as of that date. The Notes are held by Laurus Master Fund, Ltd. (“Laurus”), Valens U.S. SPV I, LLC (“Valens U.S.”) and Valens Offshore SPV I, Ltd (“Valens Offshore”). The original principal amounts of the Notes were $5 million and $13 million, respectively, and the Notes were originally issued on December 28, 2006 and October 31, 2006, respectively. The $5 million Note and the $13 million Note bear interest at an adjustable rate equal to the prime rate as published in the Wall Street Journal, plus 2.5% and 3.75%, respectively (the “Contract Rates”). These interest rates adjust with each adjustment in the prime rate. Principal payments of $271,000 commenced under the $13 million Note on February 28, 2007 and continue on the same day of each month thereafter. Principal payments of $104,000 commenced under the $5 million Note on April 1, 2007 and continue on the same day of each month thereafter. The maturity dates of the $13 million Note and the $5 million Note are October 31, 2009 and December 28, 2009, respectively. The Notes may be prepaid in whole, but not in part or separately, at any time by paying the holders of the Notes 124% of the then aggregate outstanding principal balance and accrued interest. The Notes are secured by substantially all of our assets.

Amounts owed under the Notes may be accelerated and are subject to default rate interest charges under various circumstances, including, but not limited to, the failure to make principal or interest payments when due under the Notes, breaches of certain covenants, representations, conditions and warranties set forth in the Notes and the purchase agreement pursuant to which they were issued, including, without limitation, the failure to maintain on a monthly basis at least $9 million in cash and eligible accounts receivable (the “Minimum Balance”), the occurrence of certain insolvency or bankruptcy events affecting us, a change of control in the Company, and certain judgments, liens and attachments in excess of permitted amounts.

2008 Amendment and Waiver Agreement

On February 26, 2008, we were notified by Laurus, Valens U.S. and Valens Offshore that an “Event of Default” occurred under the Notes as a result of a failure to meet the Minimum Balance requirement.

On February 29, 2008, Modtech entered into an Amendment and Waiver Agreement (the “Waiver”) with Laurus, Valens US and Valens Offshore, which cured the Event of Default.

Pursuant to the Waiver, Modtech issued to Laurus, Valens U.S. and Valens Offshore three separate warrants on March 21, 2008 to purchase an aggregate of 3,000,000 shares of Modtech’s common stock at an exercise price of $0.40 per share (the “Warrants”) and three separate promissory notes in the aggregate principal amount of $750,000 (the “Additional Notes”). In return, Laurus, Valens U.S. and Valens Offshore agreed to defer the aggregate principal payments of $375,000 per month under the original Notes for the period March 1, 2008 through June 30, 2008, for a total deferral of $1.5 million, eliminate the Minimum Balance requirement as of December, 31, 2007 through February 29, 2008, reduce the Minimum Balance from $9 million to $5.4 million for the period March 1, 2008 through March 31, 2008 and to $6.6 million for the period April 1, 2008 through June 30, 2008. The aggregate monthly interest payments on the original Notes of approximately $110,000 per month will continue without deferral or abatement and, commencing July 1, 2008, the monthly principal payments will resume on the original Notes and the Minimum Balance will again be $9 million.

The Waiver revised the optional redemption rate to 105% if the Notes and the Additional Notes are prepaid in full by February 28, 2009. The Waiver also required that proceeds of at least $1.5 million from the issuance of preferred stock of the Company be received by no later than March 10, 2008, the failure of which would be considered an Event of Default. The Company completed an issuance of preferred stock, receiving proceeds of $1.6 million by March 10, 2008 (see Note 6).

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

The Warrants issued to Laurus, Valens U.S. and Valens Offshore were for 2,537,657 shares, 195,935 shares, and 266,408 shares, respectively. Modtech entered into separate registration rights agreements on February 29, 2008 with Laurus, Valens U.S. and Valens Offshore, pursuant to which it agreed to register for resale the common stock to be issued upon exercise of the Warrants (the “Warrant Registration Rights Agreement”). The Warrant Registration Rights Agreement provide for liquidated damages of 1%, not to exceed a maximum of 10%, of the original principal amount of the Additional Notes for every 30 days that a registration statement is not filed by the required filing date of May 29, 2008 or not declared effective by the required effective date of August 27, 2008. Liquidated damages could also be incurred if the registration agreement for the Warrants ceases to be effective or if the common stock is not listed or quoted, or is suspended from trading on any trading market, as defined, for a period of three consecutive trading days (provided the Company shall not have been able to cure such trading suspension within thirty days of notification or list the common stock on another trading market) prior to the Warrants being exercised. At its option, the Company may pay up to 50% of the liquidated damages (“Equity Damage Amount”) by delivering additional warrants at an exercise price at par value to purchase the equivalent number of shares of common stock whose aggregate fair market value, as defined, equals the Equity Damage Amount. The registration statement was filed with the SEC on May 7, 2008, but has not yet been declared effective by the SEC.

On February 29, 2008, Modtech also entered into a Reaffirmation and Ratification Agreement with Laurus, Valens U.S. and Valens Offshore with respect to the original Notes and the related agreements ratifying and confirming the original Notes and related agreements, except as modified by the Waiver, Additional Notes, Warrants and the Warrant Registration Rights Agreements. Laurus, Valens U.S. and Valens Offshore agreed, pursuant to a letter agreement entered into the same date, to refrain until May 1, 2008 from selling on any trading day shares of Modtech’s common stock that exceed 20% of the daily trading volume.

The Waiver was accounted for under the provisions of EITF No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). In accordance with EITF 96-19, the Waiver was determined to be a debt modification.

We evaluated the new Warrants pursuant to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) which states the criteria which must be met in order to classify warrants issued in a company’s own stock as either equity or as a derivative liability. Evaluation of these criteria resulted in the determination that the warrants should be classified as derivative liabilities.

In accordance with EITF 00-19, we valued the new Warrants as of February 29, 2008, determined as the measurement date, using a Black-Scholes-Merton option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 63.1%, risk free interest rate of 2.76% and a remaining contractual life of 6.92 years. The valuation resulted in an initial fair value of $909,000, with a corresponding increase in the warrant derivative liability, which is included as a component of accrued liabilities. See also Note 8 - Warrants and Warrant Derivative Liability.

In accordance with EITF 96-19, the fair value of the Warrants and the Additional Notes were recorded as an additional debt discount on the original Notes and will be accreted to interest expense over the remaining term of the original Notes using the effective interest method.

6)	2008 Equity Financing

On March 10, 2008, Modtech issued 14,190 shares of its Series B Preferred Stock to existing shareholders and new investors and 2,206 shares of its Series C Preferred Stock (collectively the “Preferred Shares”) to its officers, directors and executives for an aggregate purchase price of $1.6 million.

The Series B Preferred Stock is convertible into the company’s common stock at $0.40 per share and accrues dividends at 8% per annum, payable in additional shares of Series B Preferred Stock. The Series C Preferred Stock is convertible into Modtech common stock at $0.49 per share. Dividends do not accrue on the Series C Preferred Stock.

The Preferred Shares are convertible into an aggregate of 3,997,704 shares of Modtech’s common stock. The Preferred Shares may be converted at any time, in whole or in part, at the election of the holders and are subject to redemption at Modtech’s option at any time after the closing price of Modtech’s common stock has been $2.00 or more for 20 consecutive trading days.

Pursuant to a Registration Rights Agreement with the buyers, Modtech agreed to register for resale the shares of its common stock to be issued upon conversion of the Preferred Shares (“Preferred Stock Registration Rights Agreement”). The Preferred Stock Registration Rights Agreement provide for liquidated damages payable in cash of 1.5% of the aggregate amount invested by each preferred stockholder for every 30 days, or pro rata for any portion thereof, that a registration statement is not filed by the required filing date of April 7, 2008 or not declared effective by the required effective date of June 7, 2008. Liquidated damages could also be incurred if the registration statement for the Preferred Shares ceases to be effective prior to the sale of any of the converted common stock by the buyer, or if a buyer cannot sell the converted common stock due to market conditions. The registration statement was filed on May 7, 2008 with the SEC, but has not yet been declared effective by the SEC.

7)	Income Taxes

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

The adoption of FIN 48 did not impact the Company’s consolidated financial condition, results of operations or cash flows. At March 31, 2008, the Company had net deferred tax assets of $27.5 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future (“Section 382”). The Company recently completed an ownership change analysis study under Section 382 regarding the limitation of our NOL carryforwards. This analysis determined that for purposes of Section 382 there was an ownership change, but that it is more likely than not that our NOL carryforwards would not be limited to offset future taxable income. The results of this analysis did not affect our unrecognized tax benefits under FIN 48.

8)	Warrants and Warrant Derivative Liability

We granted 3,000,000 new Warrants pursuant to the Waiver agreement (Note 5). No warrants were exercised or forfeited for the three months ended March 31, 2008. As of March 31, 2008, outstanding warrants to purchase our common stock totaled 6,943,704 at a weighted-average exercise price of $4.15 per share.

EITF 00-19 requires quarterly analysis of criteria which must be met in order to classify warrants issued in a company’s own stock as either equity or as a derivative liability. Evaluation of these criteria as of March 31, 2008 resulted in the determination that the outstanding warrants, including the new Warrants, should continue to be classified as derivative liabilities.

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. We valued all warrant derivative liabilities as of March 31, 2008 using a Black-Scholes-Merton option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility ranging from 67.9% to 111.6%, risk free interest rate ranging from of 1.58% to 2.76% and a remaining contractual life ranging from 1.75 to 6.92 years. Due primarily to the decrease in our stock price from $0.89 at December 31, 2007 to $0.28 at March 31, 2008, the valuation conducted as of March 31, 2008 resulted in a non-cash gain of $0.8 million for the three month period ended March 31, 2008, with a corresponding decrease in the warrant derivative liability, which is included as a component of accrued liabilities at March 31, 2008. As of March 31, 2008, the total fair value of the warrant derivative liability is approximately $0.6 million.

The warrant activity for the period ended March 31, 2008 is summarized below:

	Number of	Weighted- Average
	Shares	Exercise Price
Outstanding warrants at December 31, 2007	3,943,704	$7.00
Granted	3,000,000	0.40
Exercised	-	-
Forfeited	-	-

Outstanding warrants at March 31, 2008	6,943,704	$4.15

9)	Basic and Diluted Net (Loss) income per Share

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock. Diluted net (loss) income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended
	March 31,
	2008	2007
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income	$(4,594,000)	$528,000

Denominator:
Weighted average common shares outstanding (denominator for basic calculation)	21,419,000	21,159,000
Shares issuable through stock based compensation arrangements	-	423,000

Denominator for diluted calculation	21,419,000	21,582,000

Basic (loss) income per common share	$(0.21)	$0.02
Diluted (loss) income per common share	$(0.21)	$0.02

Due to the net losses reported for the three month period ended March 31, 2008, basic and diluted net loss per common share are the same, as the effect of any potential dilutive shares would be anti-dilutive to reported loss per common share. Therefore, for the three month period ended March 31, 2008, 8,973,155 options and warrants to purchase common stock were excluded from diluted loss per share. Diluted loss per share also excludes 3,977,704 shares for the three months ended March 31, 2008, for shares issuable upon conversion of convertible preferred stock. Additionally, 507,087 shares in unvested restricted stock are excluded from diluted loss per share for the three months ended March 31, 2008.

10)	Stock-Based Compensation

Stock options

Our stock-based compensation consists of various stock option plans which grant stock options to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company.

The per share weighted-average fair value of stock options granted during the three months ended March 31, 2008 was $0.19. We use the Black-Scholes-Merton (“BSM”) option pricing model to estimate the fair value of stock-based awards, with the following weighted-average assumptions for the periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Expected dividend yield	0%	0%
Average risk-free interest rate	2.54%	4.42%
Expected volatility	66.19%	45.73%
Expected life of options (in years)	5.75 years	5.75 years
Forfeiture rate	35%	35%

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

The following table represents stock option activity for the three months ended March 31, 2008:

	Number of	Weighted- Average
	Shares	Exercise Price
Outstanding options at December 31, 2007	1,106,951	$6.66
Granted	925,000	0.31
Exercised	-	-
Forfeited	(2,500)	1.59

Outstanding options at March 31, 2008	2,029,451	$3.77

There were no options exercised during the three months ended March 31, 2008. Therefore, the aggregate intrinsic value of options exercised was zero for the three months ended March 31, 2008.

Shares available for future stock option grants were 116,381 at March 31, 2008. At March 31, 2008, there was no intrinsic value for options outstanding or for options exercisable.

Restricted Stock Rights

The rights to acquire shares of restricted stock are granted to certain officers and members of the management team and vest following the completion of a number of years of employment. The restricted stock activity for the three months ended March 31, 2008, is summarized below:

		Weighted- Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding restricted stock grants at December 31, 2007	507,087	$6.63
Granted	-	-
Canceled	-	-

Outstanding restricted stock grants at March 31, 2008	507,087	$6.63

During the three months ended March 31, 2008 and 2007, we recognized $415,000 and $428,000, respectively, in stock-based compensation expense, and as of March 31, 2008, there was $3.2 million in unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.7 years.

11)	Recent Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect SFAS 141(R) to have a material impact on its financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated statement of operations to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect SFAS 160 to have a material impact on its financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company does not expect SFAS 161 to have a material impact on its financial statements.

12)	Adoption of Statement of Financial Accounting Standards No. 157 and 159

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FSP FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted SFAS 157 for our financial assets and liabilities effective January 1, 2008 (See Note 13 - Fair Value Measurements for more information related to the adoption of SFAS 157 for financial assets and liabilities). We are currently reviewing the adoption requirements related to our nonfinancial assets and liabilities and have not yet determined the impact, if any, on our financial position or results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. We adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 did not have a material effect on our condensed consolidated financial statements.

13)	Fair Value Measurements

We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. On February 6, 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. SFAS 157 does not require any new fair value measurements.

Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.

Level 2:
Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At March 31, 2008, we had outstanding warrants to purchase common shares of our stock with a fair value of $575,000. The warrants are classified current liabilities, in Level 3, because there are significant unobservable inputs associated with them. We consider the warrants to be derivatives and classified as a derivative liability in accordance with EITF 00-19 (see Note 8 - Warrants and Warrant Derivative Liability), and follow Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”), which requires that all derivatives be carried at fair value. In accordance with SFAS 133 these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.

The carrying value of our other financial assets and liabilities, including cash, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.

The Company adopted SFAS 159 effective January 1, 2008. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis with our audited Consolidated Financial Statements, and related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2007, and the Unaudited Condensed Consolidated Financial Statements and related notes thereto contained elsewhere in this report. We urge you to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission.

Forward Looking Statements

This quarterly report contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are intended to be subject to the safe harbor protection within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including the Notes to the Condensed Consolidated Financial Statements and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. In addition, the accuracy of such forward looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: unanticipated delays in the awarding of contracts on jobs bid on by the Company; customer delays in placing orders under awarded contracts; customer cancellations or deferrals of contracts; declining school enrollments; the inability to adequately pass through to customers unanticipated future increases in raw material costs; an unanticipated change in the types of classrooms required by school districts; declines in available funding for modular classroom construction and other risks and uncertainties that are described elsewhere in this report and in our other filings with the Securities and Exchange Commission, including our reports on Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, there is no assurance that our expectations will be attained. The forward-looking statements are current only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

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

Revenue Recognition on Construction Contracts

Contracts are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost incurred to date bears to the anticipated final total cost, based on current estimates of the cost to complete. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as unbilled or deferred revenue.

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

New Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect SFAS 141(R) to have a material impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated statement of operations to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect SFAS 160 to have a material impact on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company does not expect SFAS 161 to have a material impact on its financial statements.

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

Revenues were $12.7 million for the three months ended March 31, 2008, down 53.7% from the corresponding period of the prior year. The decline was due primarily to a general slowdown in the California education and commercial markets, customer imposed delays on certain large educational projects, increased competitive pressure in all markets, and declining school enrollment in Florida.

As of April 30, 2008, the backlog of sales orders was $85.1 million, up from $45.3 million at April 30, 2007. The backlog by region as of April 30, 2008 was as follows: California - $79.8 million; Arizona - $1.5 million; and Florida - $3.8 million. This compares to the backlog by region as of April 30, 2007, which was as follows: California - $38.2 million; Arizona - $3.0 million; and Florida - $4.1 million. The increase in backlog is primarily due to increased residential and military orders in California.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in our statements of operations.

	Percent of Net Sales
	Three Months Ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold	110.5	96.0
Gross (loss) profit	(10.5)	4.0
Selling, general and administrative expenses	24.3	13.3
Loss from operations	(34.9)	(9.3)
Other (expense) income:
Interest expense	(2.7)	(2.0)
Interest income	0.2	0.3
Gain on warrant and embedded derivatives	6.6	17.6
Amortization of debt issuance costs	(1.0)	(1.0)
Accretion of debt discount	(4.6)	(3.7)
Other income, net	0.1	0.0
	(1.3)	11.2

(Loss) income before income taxes	(36.1)	1.9
Income tax expense (benefit)	-	-
Net (loss) income	(36.1)%	1.9%

Net Sales

Net sales for the quarter ended March 31, 2008, decreased to $12.7 million from $27.5 million for the quarter ended March 31, 2007, a decrease of $14.8 million or 53.7%. When compared to the corresponding period in the prior year, in the quarter ended March 31, 2008 California sales of $8.1 million were down 53.7%; Florida sales of $1.9 million were down 60.3% and Arizona sales of $2.8 million were down 47.9%.

The decrease in sales in 2008 in California was primarily due to a general slowdown in the education and commercial markets. The change in the education market is caused primarily by delays imposed by our customers on various large educational projects, a relative flattening of California school enrollment in recent years and general economic conditions. The decrease in the commercial market can be attributed to the slowdown in the construction and housing markets.

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

The sales decrease in Florida in 2008 was due to slowness in the education market as a result of declining school enrollment.

The sales decrease in Arizona in 2007 is due to the decreased volume of orders in the education markets for Arizona and Nevada.

Gross (Loss) Profit

Gross loss for the quarter ended March 31, 2008 was $1.3 million compared to a gross profit of $1.1 million for the corresponding prior year period, a decline of $2.4 million. Gross loss as a percentage of net sales was (10.5%) in the quarter ended March 31, 2008, compared to a gross profit margin of 4.0% in the quarter ended March 31, 2007.

Our gross profit margin declined as revenues declined because we were not able to adequately cover our fixed manufacturing costs, particularly due to continued production delays in key education projects and decreased sales volume in the education markets in California, Florida and Arizona.

Selling, General and Administrative Expenses

In the quarter ended March 31, 2008, selling, general and administrative (“SG&A”) expenses decreased $0.6 million over the prior year to $3.1 million with SG&A costs representing 24.3% of net sales compared to 13.3% of net sales in the prior year. The decrease in SG&A was attributable to our cost cutting efforts over the last two quarters, resulting in lower salary expense, discretionary spending as well as lower legal and professional fees. SG&A has increased as a percentage of sales due to the decrease in sales discussed above.

Loss from Operations

Loss from operations for the quarter ended March 31, 2008, totaled $4.4 million. Operating losses were 34.9% of net sales for the quarter ended March 31, 2008 down from $2.6 million in losses, or 9.3% of net sales, for the quarter ended March 31, 2007. The increase in operating losses was a result of the decline in net sales and gross margins, partially offset by the decrease in SG&A expenses as discussed above.

Other (Expense) Income

Interest expense decreased by $0.2 million in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 due to lower debt levels and lower interest rates over the same period.

We recognized a non-cash gain of $0.8 million related to warrant derivatives during the quarter ended March 31, 2008 compared to a gain recognized of $4.8 million for the quarter ended March 31, 2007. These gains were due to a decrease in the trading price of our stock for the respective periods, which caused our warrant derivative liability to decrease.

Amortization of debt issuance costs was $0.1 million and $0.3 million for the quarters ended March 31, 2008 and 2007, respectively.

Accretion of debt discount for the quarter ended March 31, 2008 was $0.6 million, compared to an accretion of $1.0 million for the three months ended March 31, 2007.

Income Tax Benefit

No benefit for income tax was recorded for the quarter ended March 31, 2008. Although we expect to return to profitability in the latter part of 2008, no tax benefit has been recognized in the quarter ended March 31, 2008 because under applicable accounting standards our cumulative losses for the three years ended December 31, 2007 are deemed to have created significant negative evidence that it is more likely than not that we will not be able to realize our net deferred tax assets. Therefore, a valuation allowance has been recorded against our net deferred tax assets.

Liquidity and Capital Resources

In recent years we have funded our operations and capital expenditures primarily with cash generated internally by operations, borrowings under various credit facilities, cash received from exercised options and private placements of equity.

Cash and cash equivalents were $2.4 million at March 31, 2008 compared to $0.4 million at December 31, 2007. The increase was primarily due to positive cash flow from operating activities, as well as proceeds from the issuance of preferred stock, partially offset by principal payments on long-term debt.

Cash totaling $1.3 million was provided by operating activities during the three months ended March 31, 2008 compared to cash used of $4.9 million during the three months ended March 31, 2007. During the three months ended March 31, 2008, the net loss, adjusted for non-cash expenses from depreciation and amortization, stock compensation expense, gain on derivative liability and accretion on debt discount used $3.9 million of operating cash. Changes in remaining working capital balances during this period provided $5.2 million in cash.

Net cash used by investing activities, consisting primarily of the purchase of property and equipment, was $0.1 million in the three months ended March 31, 2008 and $0.3 million in the three months ended March 31, 2007.

Net cash provided by financing activities was $0.9 million in the three months ended March 31, 2008, consisting of proceeds from the issuance of convertible preferred stock of $1.6 million, offset by $0.8 million in principal payments on long-term debt. This compares to net cash provided by financing activities of $3.0 million in the three months ended March 31, 2007, which consisted of proceeds from reduction of restricted cash of $3.2 million, offset by $0.3 million in principal payments on long-term debt.

On February 26, 2008, we were notified by our lender Laurus Master Fund, Ltd. (“Laurus”) and two of its related entities that we were not in compliance with all covenants. In March 2008, we entered into an agreement with Laurus and its two related entities pursuant to which we obtained a waiver of the event of default and restructured certain other provisions of the promissory notes issued to Laurus in 2006, as further described below and in Note 5.

Management has taken the following actions, among others to address liquidity and operating performance issues:

• In March 2008 we entered into an amendment and waiver agreement with Laurus and its related entities. Pursuant to the waiver, we issued warrants to purchase 3,000,000 shares of Modtech’s common stock at an exercise price of $0.40 per share and additional promissory notes in the aggregate principal amount of $750,000, on which the principal amount plus related interest are due and payable on December 29, 2009. In return Laurus and its related entities agreed to defer principal payments of $375,000 per month for the period March 1, 2008 through June 30, 2008, for a total deferral of $1.5 million, temporarily eliminate the covenant to maintain on a monthly basis at least $9 million in cash and eligible accounts receivable (the “Minimum Balance”) as of December, 31, 2007 through February 29, 2008, reduce the Minimum Balance from $9 million to $5.4 million for the period March 1, 2008 through March 31, 2008 and to $6.6 million for the period April 1, 2008 through June 30, 2008. The monthly interest payments of approximately $110,000 per month will continue without deferral or abatement and, commencing July 1, 2008, the monthly principal payments will resume and the Minimum Balance will again be $9 million.

• In March 2008, we completed an equity financing with existing shareholders, new investors and directors and executives of the company, pursuant to which we issued 14,190 shares of its newly created Series B Preferred Stock and 2,206 shares of its newly created Series C Preferred Stock, each at $100 per share for an aggregate purchase price of $1.6 million.
• We significantly reduced production staffing, overhead and selling general and administrative expenses.

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

INTEREST RATE RISK

We are exposed to the risk of fluctuation in interest rates. We do not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Our outstanding term notes with Laurus Master Fund, Ltd. bear interest at adjustable rates equal to the prime rate, as published in the Wall Street Journal, plus 2.5% to 3.75%. As of March 31, 2008, the prime rate was 5.25%. The current principal debt outstanding under these notes at March 31, 2008 is $14.4 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $144,000 per annum.

CREDIT RISK

Our credit terms generally are “net 30” for dealer accounts and defined by contracts which vary for direct sales. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been less than 1.0% of sales and within our expectations.

DERIVATIVE LIABILITY RISK

We are exposed to the risk of fair value derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increase or decrease, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of March 31, 2008, a $0.28 decrease or a $1 increase in our stock price results in a non-cash derivative gain or loss of approximately $0.6 million and $3.9 million, respectively. For the quarter ended March 31, 2008, we experienced a $0.8 million non-cash gain on warrant derivatives, respectively, due to the decrease in our stock price from $0.89 at December 31, 2007 to $0.28 at March 31, 2008.

Item 4T. Controls And Procedures

 (a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, and because of the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying consolidated financial statements presented in this Form 10-Q fairly present the financial condition and results of operations for the periods indicated.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except those previously reported on a current report on Form 8-K.
Item 3. Defaults upon Senior Securities

None, except those previously reported on a current report on Form 8-K.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Name of Exhibit

3.1(1)	Certificate of Incorporation of the Company.

3.2(1.1)	Bylaws of the Company.

3.3(18)	Certificate of Amendment of Certificate of Incorporation

4.1(18)	Certificate of Designation of Preferences

4.2(18)	Amended and Restated Certificate of Designation of Preferences

10.1(2)	Company’s 1994 Stock Option Plan.

10.2(2)	Company’s 1996 Stock Option Plan.

10.3(2)	Company’s 1999 Stock Option Plan.

10.4(2)	Company’s 2002 Stock Option Plan.

10.5(3)	Employment Agreement between the Company and Dennis L. Shogren.

10.6(3.1)	Employment Agreement between the Company and Ronald Savona.

10.7(3.2)	Employment Agreement between the Company and Kenneth S. Cragun.

10.8(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett property in Perris, California

10.9(4)	Lease between the Company and BMG, relating to the property in Lathrop, California

10.10(5)	Conversion and Repurchase Agreement, dated October 31, 2006

10.11(6)	Warrant to Purchase Common Stock issued December 31, 2004

10.12(7)	Amendment Number 1 to Industrial Real Estate Lease between Modtech Holdings, Inc. and BMG2 Enterprises, dated July 29, 2005

10.13(7)	Sublease between Modtech Holdings, Inc. and Boise Building Solutions Distribution, L.L.C., dated July 29, 2005

10.14(8)	Warrant for 8,276 shares of common stock, dated August 5, 2005

10.15(9)	Intercreditor Agreement with Bank of America, N.A., dated, March 31, 2006

10.16(9)	Loan and Security Agreement with Bank of America, N.A., dated March 31, 2006

10.17(9)	Amendment Agreement, dated March 31, 2006

10.18(10)	Amendment to 2002 Stock Option Plan, dated June 13, 2006

10.19(11)	Exchange of Senior Subordinated Secured Convertible Notes, dated May 3, 2006

10.20(12)	Securities Purchase Agreement with Laurus Master Fund, Ltd. (and attached exhibits), dated October 21, 2006

10.21(12)	Intellectual Property Security Agreement, dated October 31, 2006

Exhibit
Number	Name of Exhibit

10.22(12)	Master Security Agreement with Laurus Master Fund, Ltd., dated October 31, 2006

10.23(12)	Registration Rights Agreement with Laurus Master Fund, Ltd., dated October 31, 2006

10.24(12)	Sale and Purchase Agreement and Joint Escrow Instructions with NL Ventures V, L.P. dated November 1, 2006

10.25(12)	Lease Agreement with NL Ventures V Plant City, L.P. dated November 1, 2006

10.26(13)	Registration Rights Agreement with Amphora Limited, dated October 31, 2006

10.27(13)	Conversion and Repurchase Agreement, dated October 31, 2006

10.28(14)	Amendment and Waiver Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

10.29(14)	Securities Purchase Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

10.30(14)	Secured Term Note issued to Laurus Master Fund, Ltd., dated December 28, 2006

10.31(14)	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd., dated December 28, 2006

10.32(14)	Amended and Restated Registration Rights Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

10.33(15)	Amendment and Waiver Agreement with Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd. and Valens U.S. SPV I, LLC, dated February 29, 2008

10.34(15)	Promissory Note issued to Laurus Master Fund, Ltd. in the amount of $634,414.36, dated February 29, 2008

10.35(15)	Promissory Note issued to Valens Offshore SPV I, Ltd. in the amount of $66,602.06, dated February 29, 2008

10.36(15)	Promissory Note issued to Valens U.S. SPV I, LLC in the amount of $48,983.58, dated February 29, 2008

10.37(15)	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd. for up to 2,537,657 shares of stock, dated February 29, 2008

10.38(15)	Common Stock Purchase Warrant issued to Valens Offshore SPV I, Ltd. for up to 266,408 shares of stock, dated February 29, 2008

10.39(15)	Common Stock Purchase Warrant issued to Valens U.S. SPV I, LLC for up to 195,935 shares of stock, dated February 29, 2008

10.40(15)	Registration Rights Agreement with Laurus Master Fund, Ltd., dated February 29, 2008

10.41(15)	Registration Rights Agreement with Valens Offshore SPV I, Ltd., dated February 29, 2008

10.42(15)	Registration Rights Agreement with Valens U.S. SPV I, LLC, dated February 29, 2008

10.43(15)	Reaffirmation and Ratification Agreement with Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd. and Valens U.S. SPV I, LLC, dated February 29, 2008

10.44(15)	Lock-Up Letter Agreement with Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd. and Valens U.S. SPV I, LLC, dated February 29, 2008

Exhibit
Number	Name of Exhibit

10.45(15)	Subscription Agreement with the "Buyers" (as defined therein), dated March 10, 2008

10.46(15)	Registration Rights Agreement with the Buyers as described in Exhibit 10.63 above, dated March 10, 2008

10.47(15)	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd. for up to 2,537,657 shares of stock, dated March 21, 2008

10.48(15)	Amended and Restated Common Stock Purchase Warrant issued to Valens Offshore SPV I, Ltd. for up to 266,408 shares of stock, dated March 21, 2008

10.49(15)	Amended and Restated Common Stock Purchase Warrant issued to Valens U.S. SPV I, LLC for up to 195,935 shares of stock, dated March 21, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

(1.1)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).

(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 22, 2006 (Commission File No. 000-25161).

(3.1)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on February 13, 2006 (Commission File No. 000-25161).

(3.2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on June 25, 2007 (Commission File No. 000-25161).

(4)	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on November 1, 2002 (Commission File No. 000-25161).

(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).

(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q/A filed with the Commission on October 17, 2005 (Commission File No. 000-25161).

(8)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on August 9, 2005 (Commission File No. 000-25161).

(9)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 4, 2006 (Commission File No. 000-25161).

(10)	Incorporated by reference to Modtech Holdings, Inc.’s Definitive Proxy Statement filed with the Commission on May 5, 2006 (Commission File No. 000-25161).

(11)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on August 14, 2006 (Commission File No. 000-25161).

(12)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 14, 2006.

(13)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on November 1, 2006 (Commission File No. 000-25161).

(14)	Incorporated by reference to Modtech Holdings, Inc. Form 8-K filed with the Commission on January 4, 2007 (Commission File No. 000-25161).

(15)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 14, 2008 (Commission File No. 000-25161).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODTECH HOLDINGS, INC.

Date: May 15, 2008	by:	/s/ KENNETH S. CRAGUN
Kenneth S. Cragun Chief Financial Officer and Chief Accounting Officer

	by:	/s/ DENNIS L. SHOGREN
Dennis L. Shogren President and Chief Executive Officer