Form 10-Q
period 2008-06-30
MODTECH HOLDINGS INC
filed 2008-08-14
CIK 1075066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

As of July 31, 2008 there were 21,552,759 Shares of the Registrant’s Common Stock outstanding.

Modtech Holdings, Inc.
Index to Form 10-Q

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets As of June 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2008 and 2007	5

	Notes to Interim Condensed Consolidated Financial Statements	6-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4T.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	26-29

Signatures		30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,155,000	$409,000
Restricted cash	2,176,000	3,377,000
Contracts receivable, less allowance for contract adjustments of $756,000 and $2,251,000 in 2008 and 2007, respectively	13,522,000	14,056,000
Costs and estimated earnings in excess of billings on contracts	6,297,000	7,289,000
Inventories	4,831,000	5,923,000
Prepaid assets	279,000	617,000
Insurance receivable	86,000	2,955,000
Other current assets	23,000	22,000

Total current assets	29,369,000	34,648,000

Property and equipment, net	9,185,000	9,928,000
Debt issuance costs, net	498,000	740,000
Other assets	1,873,000	1,904,000

Total assets	$40,925,000	$47,220,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,524,000	$13,209,000
Accrued liabilities	5,816,000	6,292,000
Billings in excess of costs and estimated earnings on contracts	2,123,000	1,686,000
Current maturities of long-term debt, net	2,044,000	1,315,000

Total current liabilities	24,507,000	22,502,000

Long-term debt, net, excluding current portion	9,070,000	10,209,000
Other long-term liabilities	1,397,000	1,437,000

Total liabilities	34,974,000	34,148,000
Shareholders’ equity:
Preferred stock, $0.01 par value, Authorized 5,000,000 shares; Series A preferred stock, $0.01 par value. Authorized 500,000 shares; no shares issued and outstanding in 2008 and 2007, respectively	-	-
Series B convertible preferred stock, $0.01 par value. Authorized 50,000 shares; 14,190 and zero shares issued and outstanding in 2008 and 2007, respectively	-	-
Series C convertible preferred stock, $0.01 par value. Authorized 50,000 shares; 2,206 and zero shares issued and outstanding in 2008 and 2007, respectively	-	-
Common stock, $0.01 par value. Authorized 55,000,000 shares; issued and outstanding 21,419,415 in both 2008 and 2007	214,000	214,000
Additional paid-in capital	139,130,000	136,706,000
Accumulated deficit	(133,393,000)	(123,848,000)

Total shareholders’ equity	5,951,000	13,072,000

Total liabilities and shareholders’ equity	$40,925,000	$47,220,000

See accompanying notes to interim condensed consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$13,410,000	$24,031,000	$26,132,000	$51,531,000
Cost of goods sold	14,099,000	24,560,000	28,161,000	50,971,000

Gross (loss) profit	(689,000)	(529,000)	(2,029,000)	560,000

Selling, general and administrative expenses	3,614,000	3,736,000	6,708,000	7,381,000
Impairment loss on goodwill	-	38,303,000	-	38,303,000

Loss from operations	(4,303,000)	(42,568,000)	(8,737,000)	(45,124,000)

Other (expense) income:
Interest expense	(335,000)	(497,000)	(678,000)	(1,058,000)
Interest income	22,000	62,000	51,000	139,000
Gain on warrant and embedded derivatives	412,000	931,000	1,258,000	5,769,000
Amortization of debt issuance costs	(122,000)	(121,000)	(243,000)	(385,000)
Accretion of debt discount	(667,000)	(770,000)	(1,250,000)	(1,788,000)
Other income, net	42,000	35,000	54,000	47,000

	(648,000)	(360,000)	(808,000)	2,724,000

Loss before income taxes	(4,951,000)	(42,928,000)	(9,545,000)	(42,400,000)
Income tax benefit	-	-	-	-

Net loss	$(4,951,000)	$(42,928,000)	$(9,545,000)	$(42,400,000)

Basic and diluted loss per common share	$(0.23)	$(2.00)	$(0.45)	$(1.99)

Basic and diluted weighted-average shares outstanding	21,419,000	21,419,000	21,419,000	21,290,000

See accompanying notes to interim condensed consolidated financial statements.

MODTECH HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,545,000)	$(42,400,000)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,023,000	1,180,000
Provision for contract adjustments	-	163,000
Gain on sale of equipment	-	(50,000)
Stock compensation expense	831,000	838,000
Impairment loss on goodwill	-	38,303,000
Gain on derivative liability	(1,258,000)	(5,769,000)
Accretion of debt discount	1,249,000	1,788,000
Decrease (increase) in assets:
Restricted cash	336,000	849,000
Contracts receivable	534,000	7,234,000
Costs and estimated earnings in excess of billings on contracts	992,000	2,919,000
Inventories	1,092,000	789,000
Other current and non-current assets	3,237,000	(480,000)
Increase (decrease) in liabilities:
Accounts payable	1,315,000	(9,651,000)
Accrued liabilities	(127,000)	(1,565,000)
Billings in excess of costs and estimated earnings on contracts	437,000	(24,000)

Net cash provided by (used in) operating activities	116,000	(5,876,000)

Cash flows from investing activities:
Purchase of property and equipment	(78,000)	(825,000)
Proceeds from sale of property and equipment	-	551,000

Net cash used in investing activities	(78,000)	(274,000)

Cash flows from financing activities:
Principal payments on long-term debt	(750,000)	(1,646,000)
Decrease in restricted cash	865,000	4,201,000
Net proceeds from issuance of preferred stock	1,593,000	-

Net cash provided by financing activities	1,708,000	2,555,000

Net increase (decrease) in cash and cash equivalents	1,746,000	(3,595,000)
Cash and cash equivalents at beginning of period	409,000	6,292,000

Cash and cash equivalents at end of period	$2,155,000	$2,697,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$709,000	$1,051,000
Non-cash financing activity:
Conversion of convertible debt to common stock	$-	$1,466,000
Debt discount recorded in connection with debt modification	$750,000	$-
Warrant derivative liability recorded in connection with debt modification	$909,000	$-

See accompanying notes to interim condensed consolidated financial statements

MODTECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2008

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Modtech, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, we believe that the condensed consolidated financial statements, including the disclosures herein, are adequate to make the information presented not misleading. The condensed consolidated balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full fiscal years. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2008 presentation.

Reporting of Taxes Included in Sales

The Company has historically presented and will continue to present sales taxes on a gross sales basis. For the three and six months ended June 30, 2008 such amounts totaled $290,000 and $395,000, respectively. For the three and six months ended June 30, 2007 such amounts totaled $455,000 and $833,000, respectively.

2)	Restricted Cash

Restricted cash as of June 30, 2008 includes approximately $2.2 million in cash collateral required for certain letters of credit. The amounts as of June 30, 2008 are classified as current assets.

3)	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2008	2007
Raw materials	$3,984,000	$4,715,000
Work-in-process	742,000	584,000
Finished goods	105,000	624,000
	$4,831,000	$5,923,000

4)	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2008	2007
Accrued compensation	$1,639,000	1,221,000
Accrued insurance expense	1,033,000	1,517,000
Provision for estimated losses on contracts	307,000	588,000
Warrant derivative liability	163,000	512,000
Accrued warranty	917,000	975,000
Accrued sales taxes	862,000	666,000
Other accrued liabilities	895,000	813,000
	$5,816,000	$6,292,000

5)	Long-term Debt

Long-term debt consists of the following term-loans:

	June 30,	December 31,
	2008	2007
Term Loans due in 2009	$14,354,000	$14,354,000
Less: unamortized discount on Term Loans	(3,240,000)	(2,830,000)

Term loans, net	11,114,000	11,524,000
Less: current portion of Term Loans, net	(2,044,000)	(1,315,000)
Long-term debt	$9,070,000	$10,209,000

Term Loans

We have two term notes as of June 30, 2008 (the “Notes”) with an aggregate principal balance of approximately $14.4 million as of that date. The Notes are held by Laurus Master Fund, Ltd. (“Laurus”), Valens U.S. SPV I, LLC (“Valens U.S.”) and Valens Offshore SPV I, Ltd (“Valens Offshore”). The original principal amounts of the Notes were $5 million and $13 million, respectively, and the Notes were originally issued on December 28, 2006 and October 31, 2006, respectively. The $5 million note and the $13 million note bear interest at an adjustable rate equal to the prime rate as published in the Wall Street Journal, plus 2.5% and 3.75%, respectively (the “Contract Rates”). These interest rates adjust with each adjustment in the prime rate. Principal payments of $271,000 commenced under the $13 million note on February 28, 2007 and continue on the same day of each month thereafter. Principal payments of $104,000 commenced under the $5 million note on April 1, 2007 and continue on the same day of each month thereafter. The maturity dates of the $13 million note and the $5 million note are October 31, 2009 and December 28, 2009, respectively. The Notes may be prepaid in whole, but not in part or separately, at any time by paying the holders of the Notes 124% of the then aggregate outstanding principal balance and accrued interest. The Notes are secured by substantially all of our assets.

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

Pursuant to the Waiver, Modtech issued to Laurus, Valens U.S. and Valens Offshore three separate warrants on March 21, 2008 to purchase an aggregate of 3,000,000 shares of Modtech’s common stock at an exercise price of $0.40 per share (the “Warrants”) and three separate promissory notes in the aggregate principal amount of $750,000 (the “Additional Notes”). In return, Laurus, Valens U.S. and Valens Offshore agreed to defer the aggregate principal payments of $375,000 per month under the original Notes for the period March 1, 2008 through June 30, 2008, for a total deferral of $1.5 million, eliminate the Minimum Balance requirement as of December, 31, 2007 through February 29, 2008, reduce the Minimum Balance from $9 million to $5.4 million for the period March 1, 2008 through March 31, 2008 and to $6.6 million for the period April 1, 2008 through June 30, 2008. The aggregate monthly interest payments on the original Notes of approximately $110,000 per month would continue without deferral or abatement and, commencing July 1, 2008, the monthly principal payments would resume on the original Notes and the Minimum Balance will again be $9 million.

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

The Waiver was accounted for under the provisions of Emerging Issues Task Force (“EITF”) No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). In accordance with EITF 96-19, the Waiver was determined to be a debt modification.

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

In accordance with EITF 00-19, we valued the new Warrants as of February 29, 2008, determined as the measurement date, using a Black-Scholes-Merton option pricing model with the following assumptions: expected dividend yield of 0.0%, expected stock price volatility of 63.1%, risk free interest rate of 2.76% and a remaining contractual life of 6.92 years. The valuation resulted in an initial fair value of $909,000, with a corresponding increase in the warrant derivative liability, which is included as a component of accrued liabilities. See also Note 8 - Warrants and Warrant Derivative Liability.

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

Pursuant to a Registration Rights Agreement with the buyers, Modtech agreed to register for resale the shares of its common stock to be issued upon conversion of the Preferred Shares, subject to the right to include in any registration statement filed certain additional shares to be registered on behalf of Laurus Master Fund, Ltd. and certain of its affiliates and to remove the common shares registered on behalf of the preferred stockholders if necessary to comply with positions taken by the Securities and Exchange Commission (“SEC”) concerning the maximum allowable number of shares to be covered by the registration statement. The registration statement has been filed and all of the shares of common stock to be issued upon conversion of the Preferred Shares have been removed from the registration statement in order to comply with positions taken by the SEC concerning the maximum allowable number of shares to be covered by the registration statement.

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

The adoption of FIN 48 did not impact the Company’s consolidated financial condition, results of operations or cash flows. At June 30, 2008, the Company had net deferred tax assets of $27.5 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future (“Section 382”). The Company recently completed an ownership change analysis study under Section 382 regarding the limitation of our NOL carryforwards. This analysis determined that for purposes of Section 382 there was an ownership change, but that it is more likely than not that our NOL carryforwards would not be limited to offset future taxable income. The results of this analysis did not affect our unrecognized tax benefits under FIN 48.

8)	Warrants and Warrant Derivative Liability

We granted 3,000,000 new Warrants pursuant to the Waiver agreement (see Note 5). No warrants were exercised or forfeited for the six months ended June 30, 2008. As of June 30, 2008, outstanding warrants to purchase our common stock totaled 7,354,679 at a weighted-average exercise price of $3.92 per share.

Pursuant to the antidilution terms of certain warrant agreements, we amended such warrant agreements resulting in 410,975 additional warrant shares outstanding and a reduced average exercise price.

EITF 00-19 requires quarterly analysis of criteria which must be met in order to classify warrants issued in a company’s own stock as either equity or as a derivative liability. Evaluation of these criteria as of June 30, 2008 resulted in the determination that the outstanding warrants, including the new Warrants, should continue to be classified as derivative liabilities.

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. We valued all warrant derivative liabilities as of June 30, 2008 using a Black-Scholes-Merton option pricing model using the following assumptions: expected dividend yield of 0.0%, expected stock price volatility ranging from 72.3% to 127.5%, risk free interest rate ranging from of 1.58% to 2.76% and a remaining contractual life ranging from 1.5 to 6.67 years. Due primarily to the decrease in our stock price from $0.28 at March 31, 2008 to $0.11 at June 30, 2008, the valuation conducted as of June 30, 2008 resulted in a non-cash gain of $0.4 million for the three month period ended June 30, 2008, with a corresponding decrease in the warrant derivative liability, which is included as a component of accrued liabilities at June 30, 2008. As of June 30, 2008, the total estimated fair value of the warrant derivative liability was approximately $0.2 million.

The warrant activity for the period ended June 30, 2008 is summarized below:

	Number of	Weighted- Average
	Shares	Exercise Price
Outstanding warrants at December 31, 2007	3,943,704	$7.00
Granted	3,000,000	0.40
Antidilution adjustment	410,975	-
Exercised	-	-
Forfeited	-	-
Outstanding warrants at June 30, 2008	7,354,679	$3.92

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

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic and diluted net loss per share:
Numerator:
Net loss	$(4,951,000)	$(42,928,000)	$(9,545,000)	$(42,400,000)

Denominator:
Weighted average common shares outstanding - basic and diluted	21,419,000	21,419,000	21,419,000	21,290,000

Loss per common share - basic and diluted	$(0.23)	$(2.00)	$(0.45)	$(1.99)

Due to the net losses reported for the three and six month periods ended June 30, 2008, basic and diluted net loss per common share are the same, as the effect of any potential dilutive shares would be anti-dilutive to reported loss per common share. Therefore, for the three and six month periods ended June 30, 2008, 9,363,066 options and warrants to purchase common stock were excluded from diluted loss per share. Diluted loss per share also excludes 3,977,704 shares for the three and six month periods ended June 30, 2008, for shares issuable upon conversion of convertible preferred stock. Additionally, 507,087 shares in unvested restricted stock are excluded from diluted loss per share for the three and six month periods ended June 30, 2008.

10)	Stock-Based Compensation

Stock options

Our stock-based compensation consists of various stock option plans which grant stock options to employees, non-employee officers and directors, consultants, vendors, customers and others expected to provide significant services to the Company.

The per share weighted-average fair value of stock options granted during the six months ended June 30, 2008 was $0.19. We use the Black-Scholes-Merton (“BSM”) option pricing model to estimate the fair value of stock-based awards, with the following weighted-average assumptions for the periods ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	2008	2007
Expected dividend yield	0%	0%
Average risk-free interest rate	2.54%	4.46%
Expected volatility	66.19%	46.51%
Expected life of options (in years)	5.75 years	5.75 years
Forfeiture rate	35%	35%

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

The following table represents stock option activity for the six months ended June 30, 2008:

	Number of	Weighted- Average
	Shares	Exercise Price
Outstanding options at December 31, 2007	1,106,951	$6.66
Granted	925,000	0.31
Exercised	-	-
Forfeited	(23,564)	15.38
Outstanding options at June 30, 2008	2,008,387	$3.63

There were no options exercised during the six months ended June 30, 2008. Therefore, the aggregate intrinsic value of options exercised was zero for the six months ended June 30, 2008.

Shares available for future stock option grants were 137,445 at June 30, 2008. At June 30, 2008, there was no intrinsic value for options outstanding or for options exercisable.

Restricted Stock Rights

The rights to acquire shares of restricted stock are granted to certain officers and members of the management team and vest following the completion of a number of years of employment. The restricted stock activity for the six months ended June 30, 2008, is summarized below:

		Weighted- Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding restricted stock at December 31, 2007	507,087	$6.63
Granted	-	-
Canceled	-	-
Outstanding restricted stock at June 30, 2008	507,087	$6.63

During the three and six months ended June 30, 2008 and 2007, we recognized $416,000 and $831,000, respectively, and $410,000 and $838,000, respectively, in stock-based compensation expense. As of June 30, 2008, there was $2.4 million in unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.7 years.

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

Determination of Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not expect FSP FAS 142-3 to have a material impact on its financial statements.

The Hierarchy of Generally Accepted Accounting Policies

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Policies” (“SFAS 162”), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on our financial position or results of operations.

Convertible Debt Instruments That May Be Settled in Cash upon Conversion

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its consolidated financial position, cash flows, and results of operations.

Instruments Granted in Share-Based Payment Transactions

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial position, cash flows, and results of operations.

12)	Adoption of Statement of Financial Accounting Standards No. 157 and 159

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FSP FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted SFAS 157 for our financial assets and liabilities effective January 1, 2008 (see Note 13 - Fair Value Measurements for more information related to the adoption of SFAS 157 for financial assets and liabilities). We are currently reviewing the adoption requirements related to our nonfinancial assets and liabilities and have not yet determined the impact, if any, on our financial position or results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. We adopted SFAS 159 as of January 1, 2008. Upon adoption, the Company did not elect the fair value option for any of the eligible financial instruments, and as such, the adoption of SFAS 159 did not have a material effect on our condensed consolidated financial statements.

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

At June 30, 2008, we had outstanding warrants to purchase common shares of our stock with an estimated fair value of $163,000. The warrants are valued using Level 3 inputs, because there are significant unobservable inputs associated with them. We consider the warrants to be derivatives and classified as a derivative liability in accordance with EITF 00-19 (see Note 8 - Warrants and Warrant Derivative Liability), and follow Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”), which requires that all derivatives be carried at fair value. In accordance with SFAS 133 these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.

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

Forward Looking Statements

This quarterly report contains statements which, to the extent that they are not explanatory or recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are intended to be subject to the safe harbor protection within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including the Notes to the Condensed Consolidated Financial Statements and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. In addition, the accuracy of such forward looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: unanticipated delays in the awarding of contracts on jobs bid on by the Company; customer delays in placing orders under awarded contracts; customer cancellations or deferrals of contracts; declining school enrollments; the inability to adequately pass through to customers unanticipated future increases in raw material costs; an unanticipated change in the types of classrooms required by school districts; declines in available funding for modular classroom construction and other risks and uncertainties that are described elsewhere in this report and in our other filings with the Securities and Exchange Commission, including our reports on Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, there is no assurance that our expectations will be attained. The forward-looking statements are current only as of the date of this report. We do not undertake any obligation to update or revise publicly any forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not expect FSP FAS 142-3 to have a material impact on its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Policies” (“SFAS 162”), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on our financial position or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its consolidated financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial position, cash flows, and results of operations.

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

Revenues were $13.4 million and $26.1 million for the three and six months ended June 30, 2008, respectively, down 44.2% and 49.3%, respectively, from the corresponding period of the prior year. The decline was due primarily to a continuing general slowdown in the California education and commercial markets, customer imposed delays on certain large educational projects, increased competitive pressure in all markets, and declining school enrollment in Florida.

As of July 31, 2008, the backlog of sales orders was $73.7 million, up from $51.3 million at July 31, 2007. The backlog by region as of July 31, 2008 was as follows: California - $67.5 million; Arizona - $1.5 million; and Florida - $4.7 million. This compares to the backlog by region as of July 31, 2007, which was as follows: California - $41.9 million; Arizona - $2.1 million; and Florida - $7.3 million. The increase in backlog is primarily due to increased residential and military orders in California. As of July 31, 2008 approximately $31.2 million of the residential backlog is subject to final developer or end-user financing for the projects.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in our statements of operations.

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	105.1	102.2	107.8	98.9
Gross (loss) profit	(5.1)	(2.2)	(7.8)	1.1
Selling, general and administrative expenses	27.0	15.5	25.7	14.3
Impairment loss on goodwill	-	159.4	-	74.3
Loss from operations	(32.1)	(177.1)	(33.4)	(87.6)
Other (expense) income:
Interest expense	(2.5)	(2.1)	(2.6)	(2.1)
Interest income	0.2	0.3	0.2	0.3
Gain on warrant and embedded derivatives	3.1	3.9	4.8	11.2
Amortization of debt issuance costs	(0.9)	(0.5)	(0.9)	(0.7)
Accretion of debt discount	(5.0)	(3.2)	(4.8)	(3.5)
Other income, net	0.3	0.1	0.2	0.1
	(4.8)	(1.5)	(3.1)	5.3

Loss before income taxes	(36.9)	(178.6)	(36.5)	(82.3)
Income tax expense (benefit)	-	-	-	-
Net loss	(36.9)%	(178.6)%	(36.5)%	(82.3)%

Net Sales

Net sales for the quarter ended June 30, 2008, decreased to $13.4 million from $24.0 million for the quarter ended June 30, 2007, a decrease of $10.6 million or 44.2%. When compared to the corresponding period in the prior year, in the quarter ended June 30, 2008 California sales of $12.3 million were down 17.8%; Florida sales of $0.3 million were down 82.4% and Arizona sales of $0.8 million were down 93.1%.

Net sales for the six months ended June 30, 2008, decreased to $26.1 million from $51.5 million for the six months ended June 30, 2007, a decrease of $25.4 million or 49.3%. When compared to the corresponding period in the prior year, in the six months ended June 30, 2008 California sales of $20.4 million were down 37.1%; Florida sales of $2.2 million were down 76.5% and Arizona sales of $3.5 million were down 63.4%.

The decrease in sales in 2008 in California was primarily due to a continuing general slowdown in the education and commercial markets. The change in the education market was caused primarily by delays imposed by our customers on various large educational projects, a relative flattening of California school enrollment in recent years and general economic conditions. It appears that the State of California’s current budget deficit and current proposed budget cuts have caused delays in school construction projects, in spite of voter-approved bond measures for classroom and school construction. The decrease in the commercial market can be attributed to the slowdown in the construction and housing markets.

California public school enrollment has been essentially flat over the last three years and, while funds from recently enacted bond measures are available, spending for new schools has slowed from prior years. This leveling off of school enrollment has led to decreased demand for new school construction, causing a higher percentage of school bond funds to be utilized for modernization of existing structures and less on new permanent construction or facilities. Even the fast growing school districts are proceeding more conservatively in light of the slowdown in other districts. The modernization work has not benefited us due to the availability of temporary classrooms from existing stock of leasing companies.

The sales decrease in Florida in 2008 was due to slowness in the education market as a result of declining school enrollment.

The sales decrease in Arizona in 2008 was due to the decreased volume of orders in the education markets for Arizona and Nevada.

Gross (Loss) Profit

Gross loss for the quarter ended June 30, 2008 was $0.7 million compared to $0.5 million for the corresponding prior year period, a decline of $0.2 million. Gross loss as a percentage of net sales was (5.1%) in the quarter ended June 30, 2008, compared to a (2.2%) in the quarter ended June 30, 2007.

Gross loss for the six months ended June 30, 2008 was $2.0 million compared to a gross profit of $0.6 million for the corresponding prior year period, a decline of $2.6 million. Gross loss as a percentage of net sales was (7.8%) in the six months ended June 30, 2008, compared to a gross profit margin of 1.1% in the six months ended June 30, 2007.

Our gross profit margin declined as revenues declined because we were not able to adequately cover our fixed manufacturing costs, particularly due to continued production delays in key education projects and decreased sales volume in the education markets in California, Florida and Arizona.

Selling, General and Administrative Expenses

In the quarter ended June 30, 2008, selling, general and administrative (“SG&A”) expenses decreased $0.1 million over the prior year to $3.6 million. The decrease in SG&A was attributable to our cost cutting efforts over the last two quarters, resulting in lower salary expense. SG&A has increased as a percentage of sales from 15.5% of net sales for the quarter ended June 30, 2007 to 27.0% of net sales for the quarter ended June 30, 2008 due to the decrease in sales discussed above.

In the six months ended June 30, 2008, SG&A expenses decreased $0.7 million over the prior year to $6.7 million. The decrease in SG&A was attributable to our cost cutting efforts over the last two quarters, resulting in lower salary expense, lower professional fees and lower discretionary spending. SG&A has increased as a percentage from 14.3% of net sales for the quarter ended June 30, 2007 to 25.7% of net sales for the six months ended June 30, 2008 of sales due to the decrease in sales discussed above.

Loss from Operations

Loss from operations for the three and six months ended June 30, 2008, totaled $4.3 million and $8.7 million, respectively. Operating losses were 32.1% of net sales for the quarter ended June 30, 2008 down from $42.6 million in losses, or 177.1% of net sales, for the quarter ended June 30, 2007. Operating losses were 33.4% of net sales for the six months ended June 30, 2008 down from $45.1 million in losses, or 87.6% of net sales, for the six months ended June 30, 2007. When excluding the $38.3 million goodwill impairment loss in the prior year periods, loss from operations totaled $4.3 million and $6.8 million for the three and six months ended June 30, 2007, respectively. Excluding the impact of the prior year goodwill impairment loss, the increases in operating losses were the result of the decline in net sales and gross margins, partially offset by the decrease in SG&A expenses as discussed above.

Other (Expense) Income

Interest expense decreased by $0.2 million and $0.4 million in the three and six months ended June 30, 2008, respectively, compared to the prior year periods due to lower debt levels and lower interest rates over the same periods.

We recognized a non-cash gain of $0.4 million and $1.3 million related to warrant derivatives during the three and six month periods ended June 30, 2008, respectively. This compared to a gain recognized of $0.9 million and $5.8 million for the three and six month periods ended June 30, 2007, respectively. These gains were due to a decrease in the trading price of our stock for the respective periods, which caused our warrant derivative liability to decrease.

Amortization of debt issuance costs was $0.1 million for the three months ended June 30, 2008 and 2007 and $0.2 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.

Accretion of debt discount for the three months ended June 30, 2008 was $0.7 million, compared to an accretion of $0.8 million for the three months ended June 30, 2007. Accretion of debt discount for the six months ended June 30, 2008 was $1.3 million, compared to an accretion of $1.8 million for the six months ended June 30, 2007. Accretion on debt discount for the six months ended June 30, 2007 included $0.5 million in incremental non-cash charges related to the conversion of convertible notes.

Income Tax Benefit

No benefit for income tax was recorded for the three and six months ended June 30, 2008. No tax benefit has been recognized because under applicable accounting standards our cumulative losses for the three years ended December 31, 2007 are deemed to have created significant negative evidence that it is more likely than not that we will not be able to realize our net deferred tax assets. Therefore, a valuation allowance has been recorded against our net deferred tax assets.

Liquidity and Capital Resources

In recent years we have funded our operations and capital expenditures primarily with cash generated internally by operations, borrowings under various credit facilities, cash received from exercised options and private placements of equity.

Cash and cash equivalents were $2.2 million at June 30, 2008 compared to $0.4 million at December 31, 2007. The increase was primarily due to proceeds from the issuance of preferred stock, as well as, positive cash flow from operating activities partially offset by principal payments on long-term debt.

Cash totaling $0.1 million was provided by operating activities during the six months ended June 30, 2008 compared to cash used of $5.9 million during the six months ended June 30, 2007. During the six months ended June 30, 2008, the net loss, adjusted for non-cash expenses from depreciation and amortization, stock compensation expense, gain on derivative liability and accretion on debt discount used $7.7 million of operating cash. Changes in remaining working capital balances during this period provided $7.8 million in cash which includes the collection of $2.9 million of the insurance receivable.

Net cash used by investing activities, consisting primarily of the purchase of property and equipment, was $0.1 million in the six months ended June 30, 2008 and $0.3 million in the six months ended June 30, 2007.

Net cash provided by financing activities was $1.7 million in the six months ended June 30, 2008, consisting of proceeds from the issuance of convertible preferred stock of $1.6 million, proceeds from the reduction of restricted cash of $0.9 million, offset by $0.8 million in principal payments on long-term debt. This compares to net cash provided by financing activities of $2.5 million in the six months ended June 30, 2007, which consisted of proceeds from reduction of restricted cash of $4.2 million, offset by $1.6 million in principal payments on long-term debt.

On February 26, 2008, we were notified by our lender Laurus Master Fund, Ltd. (“Laurus”) and two of its related entities that we were not in compliance with all covenants. In March 2008, we entered into an agreement with Laurus and its two related entities pursuant to which we obtained a waiver of the event of default and restructured certain other provisions of the promissory notes issued to Laurus in 2006, as further described below and in Note 5 to the interim condensed consolidated financial statements herein.

Management has taken the following actions, among others to address liquidity and operating performance issues:

• In March 2008 we entered into an amendment and waiver agreement with Laurus and its related entities. Pursuant to the waiver, we issued warrants to purchase 3,000,000 shares of Modtech’s common stock at an exercise price of $0.40 per share and additional promissory notes in the aggregate principal amount of $750,000, on which the principal amount plus related interest are due and payable on December 29, 2009. In return Laurus and its related entities agreed to defer principal payments of $375,000 per month for the period March 1, 2008 through June 30, 2008, for a total deferral of $1.5 million, temporarily eliminate the covenant to maintain on a monthly basis at least $9 million in cash and eligible accounts receivable (the “Minimum Balance”) from December, 31, 2007 through February 29, 2008, reduce the Minimum Balance from $9 million to $5.4 million for the period March 1, 2008 through March 31, 2008 and to $6.6 million for the period April 1, 2008 through June 30, 2008. The monthly interest payments of approximately $110,000 per month continued without deferral or abatement and, commencing July 1, 2008, the monthly principal payments resumed and the Minimum Balance was again $9 million.

• In March 2008, we completed an equity financing with existing shareholders, new investors and directors and executives of the company, pursuant to which we issued 14,190 shares of newly created Series B Preferred Stock and 2,206 shares of newly created Series C Preferred Stock, each at $100 per share for an aggregate purchase price of $1.6 million.

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

Based on the actions taken to date, and based on our current backlog and projections of future contracts, management believes that existing cash resources, working capital and cash flow from operations will be sufficient to meet our operating and liquidity requirements for the balance of 2008. We may, however, not be able to comply with the minimum cash balance and accounts receivable provisions of the modified promissory note agreements in each of the remaining months of 2008.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4T. Controls And Procedures

 (a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, and because of the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying consolidated financial statements presented in this Form 10-Q fairly present the financial condition and results of operations for the periods indicated.

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

Our plan to remediate those material weakness remaining as of June 30, 2008 is as follows:

•	We plan to either hire additional staff for our operational finance teams or utilize outside consulting resources for further documentation, testing and monitoring of key controls.

•	We are currently re-evaluating all finance personnel to ensure that appropriate skills and training are maintained in all critical positions.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are a party to various claims, complaints and other legal actions that arise in the normal course of business from time to time. We believe the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on our results of operations or financial position.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our most recently filed report on Form 10-K, except as follows:

On July 24, 2008, our shares ceased trading on The Nasdaq Global Market and began trading on the Over-the-Counter (“OTC”) Bulletin Board. Shares trading on the OTC Bulletin Board tend to be more volatile and trade at lower prices than shares traded on The Nasdaq Global Market. Our shares were delisted from The Nasdaq Global Market because the closing price of our common stock failed to equal at least $1 per share for 10 consecutive trading days between January 16, 2008 and July 14, 2008.

Because of California’s current budget deficit, the state is considering a $207 million cut in its 2008-2009 budget for the Classroom Size Reduction Program which, if implemented, will have a further negative impact on demand for our product in California.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except those previously reported on a current report on Form 8-K.

Item 3. Defaults upon Senior Securities

None, except those previously reported on a current report on Form 8-K.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 17, 2008, the six nominees for the board of directors were elected based on the following votes:

Nominee	For	Withheld

Robert W. Campbell	15,965,922	529,476
Daniel J. Donahoe III	16,241,104	254,294
Stanley N. Gaines	15,966,022	529,376
Charles C. McGettigan	15,985,639	509,759
Dennis L. Shogren	15,985,639	509,759
Myron A. Wick III	15,965,997	529,401

There are no other members of the board of directors. No other matters were voted on at the meeting.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Name of Exhibit

3.1(1)	Certificate of Incorporation of the Company.

3.2(1.1)	Bylaws of the Company.

3.3(15)	Certificate of Amendment of Certificate of Incorporation

4.1(15)	Certificate of Designation of Preferences

4.2(15)	Amended and Restated Certificate of Designation of Preferences

4.3(16)	Second Amended and Restated Certificate of Designation of Preferences

10.1(2)	Company’s 1994 Stock Option Plan.

10.2(2)	Company’s 1996 Stock Option Plan.

10.3(2)	Company’s 1999 Stock Option Plan.

10.4(2)	Company’s 2002 Stock Option Plan.

10.5(3)	Employment Agreement between the Company and Dennis L. Shogren.

10.6(3.1)	Employment Agreement between the Company and Ronald Savona.

10.7(3.2)	Employment Agreement between the Company and Kenneth S. Cragun.

10.8(4)	Lease between the Company and Pacific Continental Modular Enterprises, relating to the Barrett property in Perris, California

10.9(4)	Lease between the Company and BMG, relating to the property in Lathrop, California

10.10(5)	Conversion and Repurchase Agreement, dated October 31, 2006

10.11(6)	Warrant to Purchase Common Stock issued December 31, 2004

10.12(7)	Amendment Number 1 to Industrial Real Estate Lease between Modtech Holdings, Inc. and BMG2 Enterprises, dated July 29, 2005

10.13(7)	Sublease between Modtech Holdings, Inc. and Boise Building Solutions Distribution, L.L.C., dated July 29, 2005

10.14(8)	Warrant for 8,276 shares of common stock, dated August 5, 2005

10.15(9)	Intercreditor Agreement with Bank of America, N.A., dated, March 31, 2006

10.16(9)	Loan and Security Agreement with Bank of America, N.A., dated March 31, 2006

10.17(9)	Amendment Agreement, dated March 31, 2006

10.18(10)	Amendment to 2002 Stock Option Plan, dated June 13, 2006

10.19(11)	Exchange of Senior Subordinated Secured Convertible Notes, dated May 3, 2006

10.20(12)	Securities Purchase Agreement with Laurus Master Fund, Ltd. (and attached exhibits), dated October 21, 2006

Exhibit
Number	Name of Exhibit

10.21(12)	Intellectual Property Security Agreement, dated October 31, 2006

10.22(12)	Master Security Agreement with Laurus Master Fund, Ltd., dated October 31, 2006

10.23(12)	Registration Rights Agreement with Laurus Master Fund, Ltd., dated October 31, 2006

10.24(12)	Sale and Purchase Agreement and Joint Escrow Instructions with NL Ventures V, L.P. dated November 1, 2006

10.25(12)	Lease Agreement with NL Ventures V Plant City, L.P. dated November 1, 2006

10.26(13)	Registration Rights Agreement with Amphora Limited, dated October 31, 2006

10.27(13)	Conversion and Repurchase Agreement, dated October 31, 2006

10.28(14)	Amendment and Waiver Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

10.29(14)	Securities Purchase Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

10.30(14)	Secured Term Note issued to Laurus Master Fund, Ltd., dated December 28, 2006

10.31(14)	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd., dated December 28, 2006

10.32(14)	Amended and Restated Registration Rights Agreement with Laurus Master Fund, Ltd., dated December 28, 2006

10.33(15)	Amendment and Waiver Agreement with Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd. and Valens U.S. SPV I, LLC, dated February 29, 2008

10.34(15)	Promissory Note issued to Laurus Master Fund, Ltd. in the amount of $634,414.36, dated February 29, 2008

10.35(15)	Promissory Note issued to Valens Offshore SPV I, Ltd. in the amount of $66,602.06, dated February 29, 2008

10.36(15)	Promissory Note issued to Valens U.S. SPV I, LLC in the amount of $48,983.58, dated February 29, 2008

10.37(15)	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd. for up to 2,537,657 shares of stock, dated February 29, 2008

10.38(15)	Common Stock Purchase Warrant issued to Valens Offshore SPV I, Ltd. for up to 266,408 shares of stock, dated February 29, 2008

10.39(15)	Common Stock Purchase Warrant issued to Valens U.S. SPV I, LLC for up to 195,935 shares of stock, dated February 29, 2008

10.40(15)	Registration Rights Agreements with Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd. and Valens U.S. SPV I, LLC, dated February 29, 2008

10.43(15)	Reaffirmation and Ratification Agreement with Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd. and Valens U.S. SPV I, LLC, dated February 29, 2008

10.44(15)	Lock-Up Letter Agreement with Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd. and Valens U.S. SPV I, LLC, dated February 29, 2008

Exhibit
Number	Name of Exhibit

10.45(15)	Subscription Agreement with the "Buyers" (as defined therein), dated March 10, 2008

10.46(15)	Registration Rights Agreement with the Buyers as described in Exhibit 10.45 above, dated March 10, 2008

10.47(15)	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd. for up to 2,537,657 shares of stock, dated March 21, 2008

10.48(15)	Amended and Restated Common Stock Purchase Warrant issued to Valens Offshore SPV I, Ltd. for up to 266,408 shares of stock, dated March 21, 2008

10.49(15)	Amended and Restated Common Stock Purchase Warrant issued to Valens U.S. SPV I, LLC for up to 195,935 shares of stock, dated March 21, 2008

10.50*	Amendment to subscription agreement with the “Buyers” (as defined therein), dated March 10, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith - see attachment

(1)	Incorporated by reference to Modtech Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on October 27, 1998 (Commission File No. 333-69033).

(1.1)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on March 15, 2004 (Commission File No. 000-25161).

(2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 12, 2004 (Commission File No. 000-25161).

(3)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on September 22, 2006 (Commission File No. 000-25161).

(3.1)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on February 13, 2006 (Commission File No. 000-25161).

(3.2)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on June 25, 2007 (Commission File No. 000-25161).

(4)	Incorporated by reference to Modtech, Inc.’s Registration Statement on Form S-1 filed with the Commission on June 6, 1990 (Commission File No. 033-35239).

(5)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on November 1, 2002 (Commission File No. 000-25161).

(6)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on January 3, 2005 (Commission File No. 000-25161).

(7)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q/A filed with the Commission on October 17, 2005 (Commission File No. 000-25161).

(8)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on August 9, 2005 (Commission File No. 000-25161).

(9)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 4, 2006 (Commission File No. 000-25161).

(10)	Incorporated by reference to Modtech Holdings, Inc.’s Definitive Proxy Statement filed with the Commission on May 5, 2006 (Commission File No. 000-25161).

(11)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on August 14, 2006 (Commission File No. 000-25161).

(12)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-Q filed with the Commission on November 14, 2006.

(13)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on November 1, 2006 (Commission File No. 000-25161).

(14)	Incorporated by reference to Modtech Holdings, Inc. Form 8-K filed with the Commission on January 4, 2007 (Commission File No. 000-25161).

(15)	Incorporated by reference to Modtech Holdings, Inc.’s Form 10-K filed with the Commission on April 14, 2008 (Commission File No. 000-25161).

(16)	Incorporated by reference to Modtech Holdings, Inc.’s Form 8-K filed with the Commission on May 23, 2008 (Commission File No. 000-25161).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODTECH HOLDINGS, INC.

Date: August 14, 2008	by:	/s/ KENNETH S. CRAGUN
Kenneth S. Cragun Chief Financial Officer and Chief Accounting Officer

	by:	/s/ DENNIS L. SHOGREN
Dennis L. Shogren President and Chief Executive Officer